Form 10KSB
period 1997-12-31
FRESH N LITE INC
filed 1998-05-01
CIK 921066

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)

[x] ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
1934

 [Fee  Required]
                                     For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[No Fee Required]
                           For the transition period from _________ to _________

                                 Commision file number   1-13559
                                                       -------------------------

                               Fresh'n Lite, Inc.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

Texas                                                          75-2337102
-------------------------------                              -------------------
(State of other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

1705 E. Whaley Longview, Texas                                    75605
----------------------------------------                     -------------------
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number (903) 758-2811

Securities registered under Section 12(b) of the Exchange Act:

     Title of each class                                Name of each exchange on
                                                        which registered
----------------------------                     -------------------------------
----------------------------                     -------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, par value $.01
                                (Title of class)
--------------------------------------------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for the most recent fiscal year. $3,106,144.
                                                       ----------

The aggregate market value of Common Stock held by non-affiliates of the registrant based on the sale trade price of the Common Stock as reported on the OTC-BB on April 29, 1997 was $18,607,644. For purposes of this computation, all officers, directors, and 10% beneficial owners of registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant. Number of shares outstanding of each of the issuer's classes of common stock, as of April 19, 1997: 6,356,852 shares of common stock, par value $.01.

Transitional Small Business Disclosure Format:  Yes [X]  No [  ]

                                     PART I

Item 1.  DESCRIPTION OF BUSINESS

History
       Fresh'n Lite, Inc. (the "Company") was incorporated under the laws of the State of Delaware on May 9, 1990. The Company was originally formed under the name of Bosko's, Inc.

       On June 5, 1989, the founders of the Company established the first "Bosko's 3 N 1 D-Lite" restaurant in Marshall, Texas. The restaurant served an assortment of submarine sandwiches, soups, salads, deli sandwiches, croissant sandwiches, low fat burgers, baked potatoes, grilled chicken sandwiches, fat free pizza, steaks, seafood, pastas, no-fat frozen yogurt, fat free & sugar free desserts, soft drinks, potato chips, and other similar food products. This restaurant was sold early in 1995.

       The Company opened a second restaurant in Tyler, Texas, on February 15, 1991, under the name "Bosko's 3 N 1 D-Lite." This restaurant was sold in early 1995. The Marshall and Tyler restaurants were marginally profitable and were sold to allow management to focus on the Company's more profitable restaurants and to divest assets that were less compatible with the Company's current restaurant concept.

       The Company opened a third restaurant in Longview, Texas, on March 8, 1992, also under the name "Bosko's 3 N 1 D-Lite." This was the Company's first step in the testing of a store using a geodesic dome design. The address of the Longview store is 2804 Judson Road, Longview, TX 75601. This store was closed in October of 1997 in order to allow management to concentrate it's efforts on it's higher volume and more profitable urban market stores.

       On December 9, 1992, the name of the Company was changed to "Fresh'n Lite, Inc." Consequently, the stores' names also changed to "Fresh'n Lite Cafe & Grill," with an accompanying marketing slogan "Tastes great, Less Fat." The name change came about due to market research and the need for public name recognition of what the Company sells.

       The Company's fourth restaurant (bearing the "Fresh'n Lite" name) opened in Nacogdoches, Texas, on May 24, 1993. This store was another test store for the Company's geodesic design as well as the first location to have an accompanying recreation center for the children of customers. The address for the Nacogdoches store is 1122 North Street, Nacogdoches, Texas 75961. This store was closed in February of 1997 in order to allow management to concentrate it's efforts on it's higher volume and more profitable urban market stores. This store was sold March 17, 1998 for $600,000. The proceeds of the sale were used to pay down debt at East Texas National Bank in Marshall, Texas.

       The fifth "Fresh'n Lite" restaurant opened in Texarkana, Texas, in June of 1994. Although the geodesic design provides a unique, highly visible design, the Company determined through operations of the Longview and Nacogdoches stores that this design is not as efficient as a more proven and standard design. Therefore, the Texarkana store is a 3,308 square foot rectangular building utilizing a traditional floor plan. The address of the Texarkana store is 3520 Summerhill Road, Texarkana, Texas 75502. This store was closed in April of 1997 in order to allow management to concentrate it's efforts on it's higher volume and more profitable urban market stores.

       The sixth "Fresh'n Lite" restaurant opened in Dallas, Texas, in July of 1995. The design is considerably different and has been changed to be more suitable to what management believes is the urban taste. It has approximately 4,500 square feet. It has take-out orders and drive-thru capability. It does not have a recreation area. It is located at 6150 Frankfort Rd., Dallas, Texas.

       The seventh Fresh'n Lite restaurant opened in Irving (Valley Ranch), Texas in February, 1997. The design in comparable to that of the company's Dallas store. The store is located at 8604 N. MacArthur Blvd., Irving, Texas.

       The eight Fresh'n Lite restaurant opened in "The Colony", Texas in October 1997. This store is also patterned after the more traditional design used at its Dallas store. The store is located at 4707 Hwy 121 W. The Colony, Texas.

       The ninth restaurant is scheduled to open May 7, 1998 in Richardson, Texas. This will be the company's first "Street Talk Cafe" concept. The store is located at 1840 N. Plano Rd. Richardson, Texas. (See "Company Business")

       Given that the Marshall, Tyler, and Nacogdoches stores were sold and the Texarkana and Longview, stores were closed and are now under contract for sale, there are now a total of three Company restaurants open and a fourth under construction and scheduled to open May 7, 1998.

       In October 1995, Fresh'n Lite, Inc., a Delaware corporation, merged into its wholly owned subsidiary, F'NL, Inc., a Texas corporation, with the name "Fresh'n Lite, Inc." continuing as the name of the Texas corporation. The Company and its business continue as a Texas corporation. The purpose of the merger was to merely change the domicile of the Company to Texas.

Company Business

       The Company currently owns and operates three full-service cafe and grill restaurants located in the Texas cities of Dallas, The Colony, and Valley Ranch (Irving) under the name of Fresh'n Lite Cafe & Grill. The Company's basic concept is to offer its customers a healthy alternative to traditional casual dining restaurants by utilizing high quality low-fat fresh cut meats and cheeses, nonfat mayonnaise, and fresh cut vegetables as well as fat-free pizzas and other specialty items which are not normally associated with healthy eating. However, the Company feels it is essential that restaurant offerings do not sacrifice taste for the benefit of more nutritional eating. The majority of the Company's menu items are prepared to order using fresh meats, cheeses, and vegetables which are prepared daily in order to meet the customers' expectations created by the name "Fresh'n Lite." While the restaurants offer full service casual dining, the menu is geared toward fast preparation selections. Drive-thru and take-out service has proven to be very popular with consumers.

       The Company is poised to change the name and reposition the Fresh'n Lite concept as Street Talk Cafe. This is being done to eliminate confusion associated with concepts that "sound" like Fresh'n Lite and to more accurately reflect the "healthy casual" positioning management believes is a new and winning niche in the casual dining segment. The Company plans to develop Street Talk Cafe restaurants in key Texas markets as an immediate and intermediate growth strategy.

       The prototype Street Talk Cafe restaurant utilizes distinct concept elements to provide guests with a superior "total dining" experience. The design elements convey the "street" and "outdoor" ambiance associated with the name. Guests walk into the restaurant on brick streets and wait to be seated in a trolley car area, complete with authentic benches. Guests can dine in a variety of rooms that reflect the type of shops, stores, and surroundings normally associated with a "street experience". This makes dining at Street Talk Cafe a true event and helps the concept deliver greater value by offering an interesting and entertaining environment. The menu for Street Talk Cafe will carry the same offerings as the Fresh'n Lite Cafe & Grill's and will also include the nutritional content of each item.

       The Fresh'n Lite restaurants' menu offerings are competitive in price relative to other casual dining restaurants which use less nutritional food products. For this reason, the Company feels consumers perceive an excellent price/value relationship as they become aware of the higher quality food selections they receive at comparable price points offered by competitors.

       The Company's restaurants are subject to all local health department codes and inspections, as well as all Federal Food & Drug Administration policies and OSHA policies. Certain routine inspections have been made of the restaurants and have resulted in no health code or other violations.

       The Company's primary supplier of goods is Conco Food Systems, P.O. Box 8848, Shreveport, LA 71148. The Company currently purchases approximately 90% of its inventory from Conco Foods. The Company has a written contract with Conco Foods and purchases as needed on a net thirty (30) day basis. The Company is current in its account with Conco Foods. The Company has accounts with other suppliers to insure product availability in the event that Conco Food Systems is unable to meet the Company's needs in the future. Conco Food's parent, Consolidated Companies, Inc., purchased 133,332 shares of the Company's Common Stock in March, 1995, for $199,999, and Consolidated Companies has entered into a five-year Primary Distribution Agreement pursuant to which it has agreed to provide 90% of products which are required by the Company and which it can provide.

Control Systems

       The Company utilizes point of sale computer systems at all stores which allow the Company's corporate management to monitor the stores on a daily basis via computer modems and tracking software which will assist the Company in maintaining control of inventory, supplies and labor costs.

       All personnel are provided with a detailed operations manual which outlines their job duties, safety standards, Company policies, and food handling and preparation responsibilities. The employees are expected to comply with all information contained in this manual.

       The Company also intends to utilize the services of area managers who will be in the stores at least twice a week. An area manager will have direct oversight of no more than seven stores within a given area. The area managers will be responsible for insuring the stores' compliance with all Company policies, including but not limited to, inventory control, hiring and firing, training, maintenance of facilities, food purchasing and preparation, customer relations, bookkeeping, and etc. The Area Manager will report directly to the Chief Operating Officer of the Company on a weekly basis.

Concept and Strategy

       The Company feels that in order to be successful in today's competitive environment, it must focus on a clearly differentiated identity and offer its customers the highest quality food product in a comfortable, attractive atmosphere at reasonable prices. The niche which Fresh'n Lite has identified for urban, white-collar markets is that of a "healthy casual restaurant" which offers a wide selection of sandwiches, salads, pizzas, steaks, seafood, Tex-Mex and special dinner items and desserts which have nonfat or low-fat content and appeal to the health conscious, yet do not sacrifice taste and are reasonably priced. The concept addressing this niche is the "Fresh'n Lite" concept.

       Company restaurants featuring the "Fresh'n Lite Cafe & Grill" and "Street Talk Cafe" concepts are designed to offer full service to the casual diner with food preparation time comparable to fast-food restaurants. This allows more rapid turnover of busy lunch time crowds. All of the current stores have substantial drive-thru and take-out business. While the Company's design allows those customers who are time-constrained to be served in an efficient manner, the atmosphere of the restaurants is such that those customers looking for a more relaxed environment can be served quickly, yet not feel rushed.


Pricing

       The Company's pricing strategy is to compete initially with other low cost producers in order to gain an initial acceptance for the Company's product. This will be possible because of the relatively low initial cost to establish each new location. With other restaurant chains offering value pricing on many items, it will also be necessary to keep price competitive to attract new customers. However, because of the quality of the product and the hope for repeat business, it is the Company's expectation that it will be able to increase prices, subject to price strategies at competing restaurants.


Management and Employees

       The Company believes that attracting and maintaining superior employees will continue to be vital to its success. Managers receive an attractive compensation package which includes performance bonuses and other incentives. In return, they are expected to meet high standards in terms of store margins, sales volumes, and overall atmosphere in their restaurants. Fresh'n Lite has established a corporate culture which emphasizes a fun, yet professional, environment where employees at all levels take pride in their work and understand their individual importance to the Company's overall success as well as their value to senior management. The Company currently has approximately 12 full time and 85 part time employees in its operations.


Competition

       The Company believes it is competing with other restaurants which offer similar products to that which Fresh'n Lite serves as well as those that offer other food types. For instance, a consumer may typically eat at a hamburger establishment one day, a Mexican food take-out restaurant another day, and a deli-style restaurant such as Fresh'n Lite another day. By serving a consistently good product and emphasizing its comparative healthfulness, management expects to attract customers back on a more repetitive basis than those serving other food products. By emphasizing this market niche the Company hopes to maintain a competitive posture with respect to chain restaurants.

       In competing in the healthy eating environment for its "Fresh'n Lite" restaurants, the Company has the advantage of the "expanded menu" concept, which will allow the same consumer to have a variety of meal choices for different days. Yogurt and sandwich specialty shops offer products that are seasonal and typically eaten at certain times of the day. By offering both of these products, as well as other alternatives, Fresh'n Lite can accommodate the needs of a broader customer base, thus generating better productivity throughout the day and evening. In competing with those restaurants serving similar food products, the Company believes that its superior service, quality of food products, competitive pricing, and the combination of fast food and relaxing full service environment, coupled with the need to eat healthier, has proven its competitive edge in serving the consumer.

       The restaurant industry is competitive on both a national and regional basis. On a national level, overall marketing and pricing strategies are dictated by the larger, well established fast food chains. As economic conditions change, product prices at major chains may be lowered to entice customers to eat out more. To the extent the Company competes with local franchises of these national chains, the Company's prices will have to be competitive to continue attracting their regular customers, as well as gaining an additional market share in new locations.

National firms will also have the benefit of substantial financial resources for advertising and other marketing promotions. While Fresh'n Lite is not able to compete on the same scale, by initially concentrating its efforts on a certain geographic region, the Company hopes to gain name recognition through advertisements and promotions with the local media. (See "Advertising and Marketing") In competing with franchises of national restaurant chains, Fresh'n Lite does have the advantage of paying no franchise fees to the parent. This allows for higher operating margins for each dollar of revenue generated.

       The Company also faces competition from other local restaurant businesses. This will include small, one store restaurants, as well as regional restaurant chains. By keeping overall set-up costs and overhead low, management believes it will have more staying power than its competitors during those times when consumers eat out less frequently.

       Regulation Restaurants are subject to licensing and regulation by state and local health, sanitation, safety, fire, and other authorities and are also subject to state and local licensing and regulation of the sale of alcoholic beverages and food. The company has experienced no problems in its current operations in complying with these authorities.

       Trademark The Company has been granted a registration for the name "Fresh'n Lite Deli Cafe." Application for registration of the name "Fresh'n Lite Deli and Grill" was filed in June 1995. While no assurance can be given regarding the outcome of this later application, the favorable response received to date on the first registration is an indication the second registration should also be granted. Additionally the Company has filed for a trademark for "Street Talk Cafe" on March 1, 1998.

       Registration of these names does not assure the Company that its ownership is incontestable until five (5) years after registration issues and the Company files an additional affidavit with the Trademark Office. There are other users of the name "Fresh'n Lite," several of which began use of the name before the Company, but none of these users have made any claim regarding the use of this name by the Company. Whether another user could restrict the Company's use of the name will depend upon the facts of the particular case, including priority of use, priority of registration, the area of use, the type of use and the generic or descriptive nature of the name. The Company has, by attempting registration, taken those actions the law allows to protect its name.

Item 2: DESCRIPTION OF PROPERTY

Restaurant Locations

       The following table provides information with respect to each of the Company's properties. The Dallas, Irving, The Colony, Longview, and Texarkana buildings are owned, with a lease on the land. The Company's current plans are to secure 20 year lease-purchases on the property to be used for the expansion of the next four stores.

------------------------------------------------------------------------------------------

       Location                   Status                 Square Feet        Lease Term (1)
------------------------------------------------------------------------------------------

Dallas, Texas                     Open                   4.500 sq. ft.         20 Years
Irving (Valley Ranch), Texas      Open                   4,700 sq. ft.         20 Years
The Colony, Texas                 Open                   4,700 sq. ft.         20 Years
Texarkana, Texas              Under contract to sell     3,308 sq. ft.         20 Years
Longview, Texas               Under contract to sell     3,500 sq. ft.         20 Years
Richardson, Texas             Opening May 7, 1998        4,700 sq. ft.         20 Years

------------------------------------------------------------------------------------------

(1) See Notes to Financial Statements for further information on leases.

       Per the Company's plan to reposition the concept as "Street Talk Cafe" there are currently plans to convert the Dallas store located at 6150 Frankford Rd. The anticipated cost for this conversion is $200,000.

Item 3:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


       The Directors and Officers of the Company are set forth below.

--------------------------------- -------- ---------------------------------------- -------------------
              Name                  Age                   Position                   In Office Since
--------------------------------- -------- ---------------------------------------- -------------------

                                           Chief Executive Officer, Chairman of
Stanley L. Swanson                  53                  the Board of                       1990
                                                          Directors

Henry Leonard                       49     President and Chief Operating Officer           1997

Curtis A. Swanson                   30              Director, Treasurer,                   1990
                                                   Chief Financial Officer

Jean Hedges                         36                   Controller
                                                                                           1993
Carole A. Swanson                   55                    Secretary                        1990

Edward Dmytryk                      50                    Director                         1992

Robert (Bob) Lilly                  57                    Director                         1995

Dr. Donald Whittaker                65                    Director                         1997
--------------------------------- -------- ---------------------------------------- -------------------

       All directors hold office until the next annual meeting of the shareholders of the Company, and until their successors are elected and qualified. Officers hold office until the first meeting of the Board of Directors following the annual meeting of shareholders, subject to earlier removal by the Board of Directors.

       Family relationships among Officers and  Directors:   Stanley L.  Swanson
and Carole A. Swanson are husband and wife. Curtis A. Swanson is the son of Stanley L. and Carole A. Swanson.


BUSINESS EXPERIENCE OF DIRECTORS & OFFICERS

Stanley L. Swanson, a founder of the Company, has served as President , Chief Executive Officer, and Chairman of the Board since its inception in May, 1990. In addition to developing the Company's overall business strategy and expansion plans, Mr. Swanson is responsible for selection and negotiations for all future locations. Prior to establishing the first Fresh'n Lite restaurant in Marshall, Texas in June 1989, Mr. Swanson was the President and CEO of Canaan Enterprises, Inc., a Montana corporation involved in the development of real estate franchises within the state. Under Mr. Swanson's leadership, the company grew from one franchise in 1986 to ten franchises in 1988. It was at this time that Mr. Swanson sold his holdings in Canaan Enterprises, Inc., in order to establish the restaurant business that is now Fresh'n Lite, Inc. From 1981 to 1986, Mr. Swanson was a real estate broker in the state of Montana, where he owned and operated two real estate sales and development companies. From 1972 until 1981, Mr. Swanson was an entrepreneur in the restaurant industry, owning and operating two restaurant establishments. From 1962 until 1972, Mr. Swanson played professional baseball, where he was primarily associated with the Cincinnati Reds and Montreal Expos organizations.

Henry Leonard has been President and Chief Operating Officer of the Company since December 1997. Mr. Leonard handles all day to day operations of the Company as well as new concept development, marketing and real estate. Prior to joining the Company in 1997, Mr. Leonard was President of Casa Ole' ALM, L.L.C. a franchise market partner joint venture with Casa Ole' Restaurants, Inc. From 1995 to 1996 Mr. Leonard was Director of New Concept Development for Papa Gino's of American, Inc. From 1974 to 1994 Mr. Leonard served in a variety of posts for Pizza Systems / Summit Concepts (d.b.a. Mazzio's and Ken's Pizza) including President and Chief Operating Officer.

Curtis A. Swanson has been Chief Financial Officer, Executive Vice President, and Treasurer of the Company since its inception in May, 1990. Mr. Swanson handles all financial matters for the Company. Prior to his involvement with Fresh'n Lite, Inc., Mr. Swanson was an officer in Canaan Enterprises, Inc., from 1986 to 1988. His duties with Canaan Enterprises, Inc., included the sales, set-up, and oversight of franchises within the state of Montana. From 1987 to 1989, Mr. Swanson owned and operated two real estate franchises, a video rental store, and a pizza establishment.

Jean M. Hedges has been Corporate Controller for the Company since September 1993. Ms. Hedges is responsible for all accounting and office management functions including generating and analyzing financial reports, performing monthly, quarterly, and annual closeout functions, budget planning, cash flow forecasting, analyzing capital expenditures, and evaluating return on investments. Ms. Hedges has had extensive CPA firm experience and brings a 10 year record as a controller and business manager to the Company. Prior to her employment with Fresh'n Lite, Ms. Hedges was the controller of Stainback Casting, a manufacturer based out of Tyler, Texas, from 1992 to 1993. From 1990 to 1992, Ms. Hedges was the controller of American Retirement Homes which owned over 1/3 of all the retirement homes in the State of Virginia. It was through this position that Ms. Hedges gained experience in a multi-unit environment. From 1987 to 1990, Ms. Hedges was the business office manager for Goodman & Company, CPA, the largest CPA firm in the State of Virginia. From 1984 to 1987 Ms. Hedges was an internal accounting manager with Price Waterhouse, CPA in Norfolk, Virginia. Ms. Hedges has a Bachelor of Arts degree in Business Management/Economics and Political Science from Randolph Macon College.

Carole A. Swanson, wife of Stanley L. Swanson and co-founder of Fresh'n Lite, Inc., has served as Secretary of the Company since its inception in May, 1990. Prior to establishing the first Fresh'n Lite restaurant in Marshall, Texas, in June of 1989, Ms. Swanson was a broker/owner of a real estate company in Hamilton, Montana, from 1983 to 1988. From 1980 to 1983, Ms. Swanson co-owned and operated the Cedar Chest restaurant in Darby, Montana. From 1977 through 1980, Ms. Swanson took time off to concentrate on home and family. From 1972 to 1976, Ms. Swanson co-owned and operated the Lochsa Lodge Resort and restaurant in Powell, Idaho. From 1954 through 1972, Ms. Swanson worked with her father in the development of a 31 store restaurant chain based out of Knoxville, Tennessee, called the Blue Circle's. This company was sold due to the death of Ms. Swanson's father. She was involved in training, inventory control, food cost analysis, labor cost analysis, and bookkeeping.

Edward C. Dmytryk has been a Director of the Company since 1992. Mr. Dmytryk is currently the Chief Executive Officer and principal owner of Benchmark, Inc., a metal fabricating company located in Fort Worth, Texas. Until January, 1995, Mr. Dmytryk was formerly the chief operating officer for Bollinger Industries International, located in Irving, Texas. Bollinger is a fitness product corporation with annual sales nearing $60 million. Mr. Dmytryk served as Chief Operating Officer for Bollinger from September, 1988 until January, 1995. From November, 1986, until September, 1988, Mr. Dmytryk was the President and General Manager of Mac's Snacks, Inc., located in Arlington, Texas. He was responsible for the successful turnaround of a national snack food company. Through an overhaul of the sales and marketing effort, sales increased by 250% under his leadership. Mr. Dmytryk also successfully negotiated the sale of Mac's to Evans Food Products. From November, 1985 until November, 1986, Mr. Dmytryk was the Vice President of Sales and Marketing for Animed, Inc., located in Roslyn, New York. He was functionally responsible for the overall corporate marketing of a veterinarian's products and services company, to include research, planning, execution, and evaluation. Under his leadership, sales volume grew from $8 million to $16 million through a combination of acquisitions and incremental sales volume. From 1973 until 1985, Mr. Dmytryk held various executive positions with Wulfsberg Electronics, Inc., Polaroid Corporation, and We Chemical Products/Alfa Laval. From 1968 until 1973, Mr. Dmytryk was a captain, regular officer and pilot in the United States Air Force. He is a graduate of the Citadel in Charleston, South Carolina with a Bachelors degree in Business Administration.

Robert (Bob) Lilly has been a director of the Company since March, 1995. Mr. Lilly is currently the owner of Professional Imaging & Promotions, Inc., a photography and graphics imaging company located in Graham, Texas. From 1961 through 1974, Mr. Lilly played football for the Dallas Cowboys, a National Football League franchise. Subsequent to his retirement from the Dallas Cowboys, Mr. Lilly has been involved in personal investments, endorsements and his photography and graphic imaging business. Over the years he has acquired an interest in nutrition and has attempted to learn and apply fundamental healthy nutritional concepts to his personal living and, hence, has developed an interest in the concept of the Company.

Dr. Donald Whittaker has been a director of the Company since May, 1997. Dr. Whittaker is the founder and operator of Dr. Whittaker's Vitamins and Completely Fit Health Foundation.. From 1968 through the present Dr. Whittaker has been a physician in private practice. Dr. Whittaker has been the host of "Calling Dr. Whittaker" a weekly program dealing with cutting edge health issues. The program has been broadcast internationally on TBN since 1979. Dr. Whittaker is a graduate of Texas Wesleyan College where he received a degree in Chemistry. He received his postgraduate training at Kansas City School of Medicine where he graduated as a D.O..





Item 4:  REMUNERATION OF DIRECTORS AND OFFICERS

--------------------------------------------------------------------------------

     Name of Individual          Capacities in which              Aggregate
     Or identity of group        remuneration was received        remuneration
--------------------------------------------------------------------------------

     Stanley L. Swanson          Chief Executive Officer
                                 Chairman of the Board             $24,700

     Curtis A. Swanson           Chief Financial Officer           $24,700

     Jean M. Hedges              Controller                        $26,000


     Henry Leonard               President                         $ 2,885(a)

(a) Mr. Leonard joined the company December 15, 1997 therefore the salary reflected is for only1/2of 1 month.

STOCK OPTIONS PLAN

    On March 1, 1997, the Board of Directors of the Company adopted its 1997 Incentive Stock Option Plan pursuant to which 200,000 shares of the Company's stock were set aside for the purpose of the granting of incentive stock options to directors and key employees of the Company. The purchase price of the stock purchased pursuant to the exercise of such an option is required to be not less than 100% of the fair market value of the stock on the date of the grant of the option. This plan was approved by the shareholders on May 23, 1997.

    Under the 1995 Incentive Stock Option Plan, an option for 50,000 shares has been granted to Bob Lilly for service as a member of the Board of Directors with a purchase price of $1.50 per share. This option extends until March 1, 2000. Also under the Incentive Stock Option Plan, Roland R. Jehl and Douglas K. Tabor have been granted an option for 25,000 shares each for service as members of the Board of Directors with a purchase price of $1.50 per share. These options extend until October 19, 2000.

    Additionally, Mr. Lilly was granted an option to acquire stock at $.10 per share in a manner so that the difference between the price of $.10 per share and the fair market value of the stock at the time of the issuance of the grant multiplied by the number of shares equaled $2,500 for each day of promotional appearances that Mr. Lilly made before December 1, 1995 on behalf of the Company. Options covering 3,572 shares were granted for personal appearances made by Mr. Lilly on behalf of the Company before December 1, 1995.

    A new agreement has been entered into between the Company and Mr. Lilly regarding personal appearances made by Mr. Lilly after December 1, 1995. For each promotional appearance, Mr. Lilly will receive $1,500.00, plus the grant of an option to acquire Common Stock of the Company at not less than 100% of the fair market value as of the grant date. The grant of the option will be for stock having a fair market value of $3,000 at the time of the grant with an option term of 5 years.

Item 5:  SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITYHOLDERS

       The following table sets forth the number of Common Shares of the Company owned by each Director, Officer, and by each person of record who beneficially owns 10% or more of the outstanding Common Stock as of December 31, 1995.

                                                Amount Owned Before &    Percent of
 Title of Class    Name & Address of Owner(1)       After Offering         Class
----------------- ----------------------------- ----------------------- -------------
Common Shares
                  Stan & Carole Swanson               1,203,921            18.94
                  3216 Page Road
                  Longview, Texas  76505

Common Shares     Curtis & Kim Swanson                 507,024              7.98
                  3218 Page Rd.
                  Longview, Texas  75605

Common Shares     Edward Dmytryk                        20,000              0.31
                  707 Kyle Drive
                  Arlington, Texas  76011
Common
Shares            Dr. Donald Whittaker                  10,000              0.16
                  210 E. Elizabeth St.
                  Jefferson, Texas  75657
----------------- ----------------------------- ----------------------- -------------

(1) Bob Lilly is not listed as owners of Common Shares, since at this time they only have options to purchase Common Stock. Refer to the table set forth below for information on these options.

    The following table sets forth information concerning certain options held by Stanley L. Swanson, Curtis A. Swanson, and Bob Lilly, Director and Douglas K. Tabor and Roland R. Jehl, former Directors of the Company, and McCap, Inc. a former consultant to the Company.


-------------------------------------------------------------------------------------------------
     Name of Holder        Amount of Common Shares    Exercise Price     Date of Exercise
                           Called for by Options
-------------------------------------------------------------------------------------------------

    Bob Lilly                50,000                      $1.50            On or before 02/28/2000
    Bob Lilly                 3,572                      $0.10            On or before 02/28/2000
    Douglas K. Tabor         25,000                      $1.50            On or before 10/19/2000
    Roland Jehl              25,000                      $1.50            On or before 10/19/2000
    Stanley L. Swanson      100,000                      $3.00            On or before 12/31/2002
    Curtis A. Swanson       100,000                      $3.00            On or before 12/31/2002
    McCap, Inc.             300,000                      $2.50            On or before 12/21/2001


On May 23, 1997, the Board of Directors of the Company adopted its 1997 Incentive Stock Option Plan pursuant to which 200,000 shares of the Company's common stock were set aside for the purpose of granting of incentive stock options to directors and key employees of the Company. The purchase price of the stock purchased pursuant to the exercise of such an option is required to be not less than 100% of the fair market value of the stock on the date of the grant of the option, or 110% of such value in the case of a holder of 10% of the stock of the Company. This plan was approved by shareholders on May 23, 1997. None of these stock options have been exercised.

On March 1, 1995, the Board of Directors of the Company adopted its 1995 Incentive Stock Option Plan pursuant to which 100,000 shares of the Company's common stock were set aside for the purpose of granting of incentive stock options to directors and key employees of the Company. The purchase price of the stock purchased pursuant to the exercise of such an option is required to be not less than 100% of the fair market value of the stock on the date of the grant of the option. This plan was approved by shareholders on October 19, 1995.

Under the Plan, an option for 50,000 shares has been granted to one shareholder for service as a member of the Board of Directors with a purchase price of $ 1.50 per share and expires March 1, 2000. Also, under the Plan, two other Directors have been granted options for 25,000 shares each for service as members of the Board with a purchase price of $ 1.50 per share and expire on October 19, 2000. None of these stock options have been exercised.

Under a contract approved by the Board of Directors, a consulting company was granted options to purchase 300,000 shares of the Company's common stock with a purchase price of $ 2.50 per share and expiring on October 10, 2002. Also, under employment contracts approved by the Board of Directors, two officers of the Company were granted options to purchase 100,000 shares each of the Company's common stock with a purchase price of $3.00 per share expiring December 31, 2002. At December 31, 1997, none of these options had been exercised.

The company applies APB Opinion 25 and related interpretations in accounting for the Plans. In 1995, the FASB issued FASB Statement No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), which, if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of the Plans. Adoption of the cost recognition provisions of SFAS 123 is optional and the Company has decided not to elect these provisions of SFAS 123. The Company recorded no stock-based compensation costs in 1997, 1996, or 1995. Had the fair values of options been recognized as compensation expense, costs would have increased by $ 228,270 ( $172,270 after tax) in 1997 and $90,108 ( no tax effect) in 1995. No options were granted in 1996. The effects of applying SFAS 123 in this proforma disclosure are not indicative of future amounts.

A summary of the status of the Company's stock options as of December 31, 1995, 1996, and 1997 and the changes during the year ended on those dates is presented below.


                                                  1995
                                                  ----

                                                                    # Shares of             Weighted
                                                                     Underlying              Average
                                                                      Options              Exercise Prices
                                                                -------------------     ---------------------
    Outstanding at beginning of the year                                 0                      N/A
    Granted                                                           103,572                  $ 1.45
    Exercised                                                            0                      N/A
    Forfeited                                                            0                      N/A
    Expired                                                              0                      N/A
    Outstanding at end of the year                                    103,572                  $1.45
    Exercisable at end of the year                                    103,572                  $1.45
    Weighted-average FV of options granted during the year              $.87                     -



                                                  1996
                                                  ----
                                                                    # Shares of             Weighted
                                                                     Underlying              Average
                                                                      Options              Exercise Prices
                                                                -------------------     ---------------------
    Outstanding at beginning of the year                              103,572                  $1.45
    Granted                                                              0                      N/A
    Exercised                                                            0                      N/A
    Forfeited                                                            0                      N/A
    Expired                                                              0                      N/A
    Outstanding at end of the year                                    103,572                  $1.45
    Exercisable at end of the year                                    103,572                  $1.45

                                                  1997
                                                  ----
                                                                    # Shares of                 Weighted
                                                                     Underlying                Average
                                                                      Options              Exercise Prices
                                                                -------------------     ---------------------
    Outstanding at beginning of the year                              103,572                  $1.45
    Granted                                                           543,500                   2.67
    Exercised                                                             0                     N/A
    Forfeited                                                             0                     N/A
    Expired                                                               0                     N/A
    Outstanding at end of the year                                    647,072                   2.47
    Exercisable at end of the year                                    647,072                   2.47
    Weighted-average FV of options granted during the year             $ .42                     -



The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of 0%, risk-free interest rate of 5.57% and 7.8%, expected lives of 1 1/4 years and 3 1/4 years, and volatility of 74.9% respectively for 1997 and 1995.



The following table summarizes information about stock options outstanding at December 31, 1997:


                                               Options Outstanding                                      Options Exercisable
----------------------- ------------------------------------------------------------------- ----------------------------------------
                         Number Outstanding       Weighted Avg.                              Number Exercisable
       Range of              at 12/31/97         Remaining Contr.        Weighted Avg.           at 12/31/97          Weighted Avg.
   Exercise Prices                                     Life             Exercise Price                                Exercise Price
----------------------- ---------------------- --------------------- ---------------------- ---------------------- -----------------
$  .10 - $1.50               103,572                  2.49                $ 1.45                  103,572               $ 1.45
$ 1.50 - $ 3.00              543,500                  4.86                $ 2.67                  543,500               $ 2.67
----------------------- ---------------------- --------------------- ---------------------- ---------------------- -----------------
$  .10 - $ 3.00              647,072                  4.48                $ 2.47                  647,072               $ 2.47
----------------------- ---------------------- --------------------- ---------------------- ---------------------- -----------------


Item 6:  INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS

    In May, 1994, the Marshall restaurant was sold by the Company to a business entity owned, in part, by Curtis Swanson. The sales price was $25,000, consisting of the assumption of indebtedness and the assumption of the lease. The Company made this choice after determining that the Marshall restaurant was not particularly profitable and did not fit into the long-range plans of the Company. It believes that the terms of the sale were commercially reasonable.

    Currently, Mr. Curtis Swanson, a director, treasurer, and chief financial officer, and Mr. Edward Dmytryk, a director, formed F'NL Investments, LLC, a Texas limited liability company, which has entered into a franchise agreement with the Company for the establishment of a restaurant in Arlington, Texas. The franchise restaurant was located at 900 Six Flags Dr. in Arlington. The parties paid a $50,000 franchise fee and agreed to pay royalties of 5% of gross revenues. The directors have elected to convert this restaurant to a pizza restaurant because of demographics and open the franchise restaurant in Arlington at a location to be determined in the future. FNL Investments, LLC will not be required to pay additional franchise fee when the new franchise sight is selected.

    On December 1, 1995, the Company entered into an agreement with a Director, Bob Lilly, whereby Mr. Lilly receives $1,500.00 plus the grant of an option to acquire Common Stock of the Company at not less than 100% of the fair market value as of the grant date, for each promotional appearance made by Mr. Lilly on behalf of the Company. This agreement superseded a previous agreement between Mr. Lilly and the Company through which Mr. Lilly acquired options to purchase 3,572 shares of Common Stock at $.10 per share.

On February 17, 1995, the Company sold 133,333 shares of common stock to the Company's largest food distributor for $ 200,000, pursuant to a stock purchase agreement. The agreement binds the Company to purchase 90% of its food products from the distributor for five years, as well as to repurchase the common stock at the original price if one of two repurchasing events occur. As of December 31, 1996, the Company's obligation under this agreement has expired. The Company is unaware of and has not been notified that any repurchasing events have occurred.

At December 31, 1997, the Company held a note receivable from an officer/shareholder of the Company in the amount of $ 124,500. The note bears interest at 5% and is payable in two semiannual installments of $ 77,845, together with interest beginning on June 30, 1998.

At December 31, 1997, the Company held a note receivable from a shareholder of the Company in the amount of $ 15,000. The note bears interest at 9% and is payable in two semiannual installments of $ 8,018, together with interest beginning on June 30, 1998.

At December 31, 1997, the Company held a note receivable from a company, owned by a shareholder of the Company in the amount of $ 17,653. The note bears interest at 9% and is payable in twelve monthly installments of $ 1,543, together with interest beginning on February 1, 1998.

At December 31, 1997, the Company held a note receivable from a sister corporation in the amount of $ 7,390. The note bears interest at 10% and is payable in one installment of $ 7,390, together with interest on March 1, 1998.

The Company has a long-term operating lease agreement with a corporation that owns a significant amount of the Company's stock. Minimum rents receivable are $ 8,500 per month for five years and the lease covers office and retail space at the Company's headquarters occupied by the corporation.

                                     PART II

Item 1:  MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock began trading on the OTC-Bulletin Board under the symbol FLTT on May 9, 1997 The following table sets forth for the quarters indicated the high and low sale prices of the Company's common stock.

1997                                     High                       Low
--------------------------------------------------------------------------------
First Quarter                            N/A                        N/A
Second Quarter                           $3.000                     $2.500
Third Quarter                                 $3.750                $2.500
Fourth Quarter                           $3.625                     $2.125

1998                                     High                       Low

First Quarter                            $3.000                     $1.649
Second Quarter                           $4.625                     $1.656

As of April 29, 1998, the Company estimates that there were approximately 500 beneficial owners of the Company's Common Stock, represented by 220 holders of record.

Item 2:  LEGAL PROCEEDINGS

The company is not currently a party to any litigation.


Item 3:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None

Item 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matter was submitted to a vote of the shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 1997.

Item 5:  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

       A From 3 was not filed by the officers, directors, and 10% shareholders of the company when the Form 10SB was filed, since such parties were not aware of any filing requirements. Also, a Form 5 has not been filed by such parties for the company's most recent fiscal year for the same reason. However, the parties have indicated that such forms shall be filed forthwith. The company understands that no Form 4's were required to be filed by such parties, except for Curtis Swanson who purchased an aggregate of 100,024 shares on the open market over several months. He has indicated that appropriate reporting forms will be filed.

Item 6:  REPORTS OF FORM 8-K

None

FINANCIAL STATEMENTS

The financial statements and supplementary data are set forth herein commencing on page F-1 of this report.

                               Fresh'n Lite, Inc.

                          Financial Statements Together
                              With Auditors' Report

                                December 31, 1997

                        T.G. PROTHRO & COMPANY, P.L.L.C.

                          CERTIFIED PUBLIC ACCOUNTANTS


100 Independence Place, Suite 213                       Phone: 903-534-8811fFlip
Post Office Box 7337                                      Fax: 903-534-8891
Tyler, Texas 75711-7337                                EMAIL: tylercpa@tyler.net






                          Independent Auditors' Report



Board of Directors,
   Fresh'n Lite, Inc.
Longview, Texas

We have audited the accompanying balance sheet of Fresh'n Lite, Inc. as of December 31, 1997, and the related statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fresh'n Lite, Inc. as of December 31, 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


Certified Public Accountants



/s/ T G Prothro & Company, PLLC
-------------------------------


Tyler, Texas
March 3, 1998




           Members, American Institute of Certified Public Accountants
             Members, Texas Society of Certified Public Accountants

                              Financial Statements

                               Fresh 'n Lite, Inc.
                                  Balance Sheet
                                December 31, 1997


                                                                       1997
                                                                   -----------
               ASSETS

         CURRENT ASSETS
Cash                                                                 $  20,373
Inventory                                                               26,571
                                                                   -----------
         Total Current Assets                                           46,944
                                                                   -----------

         PROPERTY AND EQUIPMENT (Pledged)
Buildings                                                            3,774,141
Land                                                                   135,000
Capitalized Land Leases                                              2,175,000
Leasehold Improvements                                                  30,113
Vehicles and Equipment                                               1,250,302
                                                                   -----------
         Total Property and Equipment                                7,364,556
Accumulated Depreciation                                              (430,325)
                                                                   -----------
         Property and Equipment - Net                                6,934,231
                                                                   -----------


         OTHER ASSETS
Assets Held for Sale, Net of
  Accumulated Depreciation                                             909,835
Corporate organizational Costs
  and Other Assets, Net of
  Accumulated Amortization                                              32,651
Deferred Franchise System Cost,
  Net of Accumulated Amortization                                       57,333
Notes Receivable - Related Party                                       164,543
         Total Other Assets                                          1,164,362
                                                                   -----------
         TOTAL ASSETS                                              $ 8,145,537
                                                                   -----------










                                                                     Continued

                               Fresh 'n Lite, Inc.
                                  Balance Sheet
                                December 31, 1997



                                                                       1997
                                                                   -----------
               LIABILITIES AND SHAREHOLDERS' EQUITY

         CURRENT LIABILITIES
Accrued Expenses                                                     $ 340,635
Accounts Payable                                                        52,864
Bank Overdraft                                                          48,104
Note Payable - Short Term                                               10,249
Income Taxes Payable                                                     8,800
Current Portion of Capital Lease Obligations                            32,139
Current Portion of Notes Payable-Long Term                             465,015
                                                                   -----------
         Total Current Liabilities                                     957,806

         OTHER LIABILITIES
Capital Lease Obligations, net of Current Portion                    2,313,173
Notes Payable-Long-Term, net of Current Portion                      1,101,437
Deferred Income Tax Liability                                          141,200
                                                                   -----------
         Total Liabilities                                           4,513,616

         CONTINGENCIES


SHAREHOLDERS'EQUITY
Common Stock, $ 0.01 Par Value; 50,000,000
  Shares Authorized; 6,158,482
  Shares Issued and Outstanding                                         61,585
Additional Paid in Capital                                           3,278,499
Retained Earnings                                                      293,087
                                                                   -----------
                                                                     3,633,171

Less:    Treasury Stock, at Cost,
         1,250 Shares                                                   (1,250)
                                                                   -----------
         Total Shareholder's Equity                                  3,631,921

               TOTAL LIABILITIES AND
                SHAREHOLDERS' EQUITY                               $ 8,145,537
                                                                   -----------










See accompanying notes to financial statements.



                               Fresh 'n Lite, Inc.
                              Statements of Income
              For the Years ended December 31, 1997, 1996 and 1995

                                                             1997          1996           1995
                                                         -------------  ------------   -----------

SALES                                                    $ 3,106,144    $ 2,602,533    $ 1,840,756
COST OF SALES                                               (890,944)      (740,422)      (522,180)
                                                         -----------    -----------    -----------
               GROSS PROFIT                                2,215,200      1,862,111      1,319,576

Franchise Royalties Earned                                      --           34,774          5,211
Franchise Fees Earned                                           --             --           50,000
                                                         -----------    -----------    -----------
               Total Gross Profit and Franchise Income     2,215,200      1,896,885      1,373,787

         EXPENSES

Salaries and Contract Labor                                  744,750        590,517        473,757
Payroll and Other Taxes                                      145,993        118,574         92,619
Professional Fees                                             95,662         88,542         17,646
Advertising and Promotional                                  129,274         64,878         42,275
Rent                                                          33,079         47,423         48,932
Insurance                                                     61,424         41,525         46,390
Telephone                                                     41,346         20,823         22,765
Travel                                                        12,269          5,763          8,412
Utilities                                                    100,331         86,794         67,926
Depreciation                                                 233,891        162,793        122,633
Amortization                                                 206,480        133,731        137,445
Interest                                                     105,131        155,466        106,265
Linen and Laundry                                             39,918         22,452         10,291
Repairs and Maintenance                                       40,062         19,164         12,261
Supplies                                                      12,247         12,099          8,116
Miscellaneous                                                 46,591         19,240         11,730
                                                         -----------    -----------    -----------
           Total Expenses                                  2,048,338      1,579,784      1,229,463
                                                         -----------    -----------    -----------


               OPERATING INCOME                              166,862        317,101        144,324

  Income Tax Expense:                                          8,800           --             --
                    Current                                   47,200         94,000           --
                                                         -----------    -----------    -----------
                    Deferred

               NET INCOME                                $   110,862    $   223,101    $   144,324
                                                         -----------    -----------    -----------








  See accompanying notes to financial statements.




                               Fresh 'n Lite, Inc.
                  Statements of Changes in Shareholders' Equity
              For the Years ended December 31, 1997, 1996 and 1995

                                                                                              Total
                                                Additional     Retained                       Share-
                                   Common       Paid In        Earnings       Treasury        holders'
                                   - Stock      Capital       (Deficits)       Stock          Equity
                                 -----------   -----------    -----------    -----------    -----------

Balances, January 1, 1995        $    49,729   $   999,520    $  (185,200)   $    (1,250)   $   862,799

         Net Income                     --            --          144,324                       144,324
         Sale of Common Stock,
           291,734 Shares              2,918       365,334           --                         368,252
                                 -----------   -----------    -----------    -----------    -----------
Balances, December 31, 1995           52,647     1,364,854        (40,876)        (1,250)     1,375,375


         Net Income                     --            --          223,101                       223,101
Sale of Common Stock,
           226,400 Shares              2,264       563,736           --                         566,000
         Stock Issuance Costs           --        (159,980)          --                        (159,980)
                                 -----------   -----------    -----------    -----------    -----------
Balances, December 31, 1996           54,911     1,768,610        182,225         (1,250)     2,004,496

         Net Income                     --            --          110,862                       110,862
         Sale of Common Stock,          --
           667,400 Shares              6,674     1,661,826           --                       1,668,500
         Stock Issuance Costs           --        (151,937)          --                        (151,937)
                                 -----------   -----------    -----------    -----------    -----------
Balances, December 31, 1997      $    61,585   $ 3,278,499    $   293,087    $    (1,250)   $ 3,631,921
                                 -----------   -----------    -----------    -----------    -----------










See accompanying notes to financial statements.


                               Fresh 'n Lite, Inc.
                            Statements of Cash Flows
              For the Years ended December 31, 1997, 1996 and 1995


                                                                               1997                 1996             1995
                                                                          -------------         ------------       ----------

Cash Flows from Operating Activities:
  Net Income                                                                  $ 110,962            $ 223,101        $ 144,324
                                                                          -------------         ------------       ----------
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
           Depreciation                                                         233,881              162,793          122,633
           Amortization                                                         206,480              133,731          137,445
           Deferred Income Taxes                                                 47,200               94,000                -
           Change in Net Capital Leases                                        (15,167)              (6,414)          (2,476)
           Not Change in Assets and Liabilities:                                    618                8,172         (11,063)
                (Increase) Decrease in Inventory                                                                     (15,173)
                Increase (Decrease) in Accounts Payable                           5,854             (13,074)
                Increase (Decrease) in Accrued Expenses                          45,924             (50,505)           96,121
                Increase in Income Taxes Payable                                  8,800                    -                -
                                                                         --------------         ------------       ----------
          Total Adjustments                                                     533,490              328,703          317,487
                                                                         --------------         ------------       ----------
                  Net Cash Provided by
                    Operating Activities                                        644,352              551,804          461,811
                                                                         --------------         ------------       ----------

Cash Flows from Investing Activities:
  Capital Expenditures                                                      (2,288,392)            (771,327)        (928,617)
  Expenditures for Preopening/Remodel
    Costs and other Assets                                                            -             (74,708)         (54,495)
  (Increase) Decrease in Note Receivable-Related Party                        (133,198)                9,712         (41,057)
  (Increase) Decrease in Deferred Stock Issuance Cost
      and Deferred Franchise System Costs                                      (10,000)               90,624         (72,392)
                                                                         --------------         ------------       ----------
                  Net Cash Used in
                    Investing Activities                                    (2,431,590)            (755,699)      (1,096,561)
                                                                         --------------         ------------      -----------

Cash Flows from Financing Activities:
    Sale of Common Stock, net of Stock Issuance Costs                         1,168,500              406,020          200,001
    Financing through Bank Overdrafts                                            48,103             (31,004)           10,675
    Borrowings on Notes Payable                                               1,451,239              144,694          487,550
    Principal payments on Notes Payable                                       (877,871)            (312,570)         (57,825)
                                                                         --------------         ------------      -----------
                    Net Cash Provided by
                      Financing Activities                                    1,789,971              207,140          640,401
                                                                         --------------         ------------      -----------

             NET INCREASE IN CASH                                                 2,733                3,245            5,651

    CASH AT BEGINNING OF YEAR                                                    17,640               14,395            8,744
                                                                         --------------         ------------      -----------
             CASH AT END OF YEAR                                               $ 20,373             $ 17,640         $ 14,395
                                                                         --------------         ------------      -----------







See accompanying notes to financial statements.

                          Notes to Financial Statements

                               Fresh'n Lite, Inc.
                          Notes to Financial Statements
                                December 31, 1997



           NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


ORGANIZATION AND OPERATIONS
Fresh'n Lite, Inc., "the Company" (a Texas Corporation since October, 1995) was incorporated as Bosko's, Inc., in May 1990 as a Delaware Corporation. In December 1992 the corporate title was changed to Fresh'n Lite, Inc. in order to have its restaurants' names more reflective of its products. The Company's restaurants changed their names throughout 1992, which resulted in significant costs being capitalized during that year. In 1995, the Corporation merged from a Delaware Corporation into F'NL, Inc., a Texas Corporation. Immediately, the Corporation changed its name to Fresh'n Lite, Inc.

Prior to 1994, the Company's restaurants provided healthy foods and beverages in a "fast food" deli atmosphere. During 1994, the Company expanded all restaurants into "full service" restaurants, offering dinner menus and a wait staff. During 1995, the Company closed the Texarkana, Longview and Nacogdoches restaurants and reopened them as Aunt Bea's Home Cooking. During 1997, the Company closed the Texarkana, Longview, and Nacogdoches restaurants. All of the Company's restaurants are now located in the Dallas/Ft. Worth Metroplex.

Following is a summary of the Company's restaurants:

                 Location                                Date Opened/Status
           Tyler, Texas (sold August 1994,
           Repurchased March 1995, Closed   December
           1997)                                         February 1991
           Longview, Texas (Closed 1997)                 March 1992
           Nacogdoches, Texas (Closed 1997)              May 1993
           Texarkana, Texas (Closed 1997)                June 1994
           Dallas (Frankford Avenue), Texas              July 1995
           Irving (Valley Ranch), Texas                  February 1997
           The Colony, Texas                             October 1997
           Richardson, Texas                             Under Construction

Other restaurant locations are under consideration.


INVENTORY
Inventory consists of food and beverage products and paper supplies stated at the lower of cost (determined on the first-in, first-out basis) or market value.

                               Fresh'n Lite, Inc.
                          Notes to Financial Statements
                                December 31, 1997



         NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


PROPERTY AND EQUIPMENT
Property and equipment items are stated at cost. Expenditures for maintenance and repairs are charged to expense as incurred. Major improvements are capitalized. Significantly all Property and Equipment is pledged against the Company's notes payable.

The Company has satisfactory title for all owned assets, except for the Corporate headquarters, including land, purchased during the year ended December 31, 1997. These assets were purchased pursuant to a contract for sale dated December 1, 1997, which transfers title via warranty deed to the Company upon payment in full and fulfillment of all other obligations under the contract.


RESTAURANT PREOPENING/REMODEL COSTS
During the period of construction or major remodel of the Company's East Texas restaurants, the Company capitalized certain costs pertaining to these restaurants. These costs include interest, salaries, advertising, contract labor, rent, repairs, supplies, and other costs that relate to either the preopening period, in the case of a new restaurant, or the remodeling period, in the case of a major remodel of an existing restaurant. Once the new restaurants open or existing restaurants' major remodels were completed, capitalization ceased. During the year ended December 31, 1997, certain of these costs were reclassified as building costs. The remaining costs were fully amortized as a result of the East Texas restaurants costs being closed.


DEFERRED STOCK ISSUANCE COSTS
The Company offered stock for sale during 1996, using an Underwriter for the first time. As costs and expenses were incurred pursuant to the stock offering, they were deferred until the stock sale took place. When the stock sale took place in 1996, these costs, which aggregated $ 159,980, reduced the additional paid in capital realized from the sale. During the year ended December 31, 1997, additional attorney's fees and expense totaling $ 151,937 were incurred and reduced the additional paid in capital realized from 1997 stock sales.


DEFERRED FRANCHISE SYSTEM COSTS
During 1995, 1996, and 1997, the Company incurred certain internal, as well as external, costs as it developed its franchise system. Substantially all internal phases of the franchise system were in place by February of 1996. The Company amortizes total deferred franchise system costs over five years, beginning in February of 1996. Total amortization of deferred franchise system cost in 1997 and 1996 were $ 17,941 and $ 14,430, respectively. No costs were amortized during 1995, as the franchise system was not operational.

                               Fresh'n Lite, Inc.
                          Notes to Financial Statements
                                December 31, 1997



         NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


FRANCHISE FEES
The Company has sold one franchise to a franchisee that is an entity partially owned by an officer/stockholder of the Company. The terms of the franchise require a $ 50,000 fee to be paid to the Company. The Company recognizes this payment as revenue when it has completed its obligations under the franchise agreement. At December 31, 1995, the Company had no further obligation under this initial franchise and has received the fee of $ 50,000.

In addition to the franchise fee, the Company earns royalties based upon 5% of the franchisee's gross sales. The Company recognizes franchise royalty revenue when earned, not when received. During 1996, the Company's only franchise was closed by its owner. Accordingly, the Company earned no royalties during 1997. At December 31, 1996, the Company had earned $ 34,774 from royalties, of which $ 7,500 was not paid at year end. At December 31, 1995, the Company had earned $ 5,211 from such royalties which was not paid at year end. The Company is still promoting its franchise operations and hopes to secure additional franchises in the near future.


ADVERTISING AND PROMOTIONAL COSTS
All advertising and promotional costs are charged to operations when incurred. Advertising and promotional costs were $ 129,274 for the year ended December 31, 1997. Advertising and promotional costs were $ 64,878 and $ 42,275 for the years ended December 31, 1996 and 1995, respectively.


DEPRECIATION AND AMORTIZATION
Leasehold improvements are amortized over the terms of the underlying leases using the straight-line method. Buildings are depreciated over the estimated useful lives of twenty years using the straight-line method. Vehicles and equipment are depreciated over the estimated useful lives of five to ten years using the straight-line method.


CAPITALIZED LAND LEASES
At December 31, 1997, the Company was leasing land for its restaurants in Longview, Texas; Texarkana, Texas; Dallas (Frankford Avenue), Texas; Irving (Valley Ranch), Texas; The Colony, Texas; and Richardson, Texas. For financial reporting purposes, such leases are capitalized at an amount equal to the lesser of the present value of the lease payments or market value. No depreciation is being recorded on the capitalized land leases.


CASH AND CASH EQUIVALENTS
For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company paid no cash for income taxes in 1997 and paid $ 231,790 for interest in 1997. The Company paid no cash for income taxes in 1996 and paid $ 177,370 for interest in 1996. The Company paid no cash for income taxes in 1995 and paid $ 112,889 for interest in 1995.

                               Fresh'n Lite, Inc.
                          Notes to Financial Statements
                                December 31, 1997



         NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


INCOME TAXES
Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of tax currently due plus deferred taxes. Deferred taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes.

The differences relate primarily to depreciable assets (use of different depreciation methods and lives for financial statement and income tax purposes), capitalized land leases (capitalized for financial statement purposes but not for income tax purposes) and basis of accounting (cash basis for income tax purposes and accrual basis for financial statement purposes).

The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses and tax credits that are available to offset future taxable income.


ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates that affect certain reported amounts and disclosures. These estimates are based on management's knowledge and experience. Accordingly, actual results could differ from these estimates.


CONSIDERATION OF CREDIT RISK
The Company maintains its cash in bank deposit accounts at high quality financial institutions. The balances are at all times within federal insurance limits. The Company believes their cash management policies effectively address their cash in bank credit risk. All restaurant sales are either cash or credit card. The credit card sales are approved at point of sale with very little risk of loss.


RECLASSIFICATIONS
Certain reclassifications have been made to the prior periods' financial statements in order to conform them to the classifications used for the current year.


COMPENSATED ABSENCES
The Company requires employees to use their earned vacation prior to the end of each year. If the employees fail to use their compensated absences prior to year-end, they lose their benefit. Accordingly, no liability has been accrued in the accompanying financial statements for compensated absences.

                               Fresh'n Lite, Inc.
                          Notes to Financial Statements
                                December 31, 1997



         NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


ASSETS HELD FOR SALE
In accordance with SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Company has reclassified certain assets from "Property and Equipment" to "Assets Held for Sale" in the accompanying financial statements. Management identified assets totaling $ 1,101,700, net of accumulated depreciation totaling $ 191,865, as being held for sale during the year ended December 31, 1997. The assets reclassified were land, capitalized land lease, building, furniture and equipment and leasehold improvements of the Company's Longview and Nacogdoches restaurants that were closed during the year ended December 31, 1997. Management is unable to provide an expected disposal date, but is actively pursuing selling the assets as quickly as possible while maximizing potential sales proceeds. Depreciation on the reclassified assets was ceased at the point management committed to a plan to dispose of the assets.



         NOTE 2 - INVENTORY


A summary of inventory, by restaurant location, is as follows:

                                                                1997
                                                             ---------
Tyler, Texas (Inventory will be transferred to
 other locations)                                            $   5,179
Dallas (Frankfort Avenue), Texas                                 6,058
Irving (Valley Ranch), Texas                                     7,819
The Colony, Texas                                                7,515
Richardson, Texas                                                    -
                                                             ---------
                                Total Inventory              $  26,571
                                                             =========

                               Fresh'n Lite, Inc.
                          Notes to Financial Statements
                                December 31, 1997



         NOTE 3 - CORPORATE ORGANIZATIONAL COSTS


Corporate Organizational Costs consist of the following:

                                                                Accumulated
                                         Costs                  Amortization
                                         ------------------     ----------------
     Balances, January 1, 1997                $     42,695        $      41,542
               Additions                                 -                1,153
                                         ==================     ================
     Balances, December 31, 1997              $     42,695        $      42,695
                                         ==================     ================

Other costs included with Corporate Organizational Costs in the balance sheet aggregated $ 32,651 as of December 31, 1997.



         NOTE 4 - INCOME TAXES


                                                               1997                    1996                    1995
                                                         -------------------    -------------------     ------------------

Earnings before income taxes                                   $     166,862         $      317,101          $     144,324
Add (Deduct):
   Timing differences                                                 50,884                (60,341)                10,851
                                                         -------------------    --------------------    ------------------
      Taxable income before net operating loss                       217,746                256,760                155,175
                Net operating loss utilized                          191,877                256,760                155,175
                                                         -------------------
                                                                                ====================     =================
                    Taxable Income                             $      25,869         $             -         $           -
                                                         ===================    ====================     =================

Current income tax expense                                     $       8,800         $             -         $           -
                                                         ===================    ====================     =================




During the year ended December 31, 1997 the Company completely utilized its tax loss carryforwards totaling $ 191,877 to offset taxable income.

                               Fresh'n Lite, Inc.
                          Notes to Financial Statements
                                December 31, 1997



         NOTE 4 - INCOME TAXES (Continued)


Deferred taxes result from differences in the bases of assets and liabilities for income tax and financial statement purposes. The source of the differences and the tax effect creating the balance at December 31, 1997, 1996 and 1995 are as follows:

                                                         1997                    1996                     1995
                                                     -----------------    -----------------     -----------------

Deferred tax assets:
     Net operating loss carryforward                    $           -       $    ( 53,405)        $   ( 127,908)
     Valuation allowance                                            -                    -                11,962
                                                     -----------------    -----------------     -----------------
          Net deferred tax asset                                    -            ( 53,405)            ( 115,946)
                                                     -----------------    -----------------     -----------------
Deferred tax liabilities:
     Difference in depreciation methods                       124,000               97,800                48,500
     Deduction of startup costs                                15,900               82,750                95,040
     Cash to accrual conversion                               ( 3,000)            ( 47,900)             ( 35,060)
     Other                                                     13,100               14,755                 7,466
                                                     -----------------    -----------------     -----------------
          Net deferred tax liability                          150,000              147,405               115,946
                                                     -----------------    -----------------     -----------------

          Balance                                       $     150,000       $       94,000        $            -
                                                     =================    =================     =================



           NOTE 5 - NOTE PAYABLE-SHORT TERM


Note payable-short term at December 31, 1997 consisted of the following:

          AFCO Credit Corporation Corporation,  dated July 25, 1997, due May 28,
          1998, interest rate at 10.5%, payable in 9 monthly payments of $ 2,619
          beginning August 28, 1997 and the balance at maturity.                                    $      10,249
                                                                                                =================

                               Fresh'n Lite, Inc.
                          Notes to Financial Statements
                                December 31, 1997



         NOTE 6 - NOTES PAYABLE-LONG TERM


Notes payable-long term at December 31, 1997 consisted of the following:
                                                                                            Amount
                                                                                        ------------------
            East Texas  National  Bank,  dated June 30, 1997, due June 20, 2000, interest  rate at 9.50%,  payable in 36 monthly  payments of $ 3,594 beginning  June 30,  1997 and the  balance  at  maturity,  including interest, collateralized by the Company's real and personal property in Gregg, Nacogdoches and Bowie counties, Texas
                                                                                              $  321,794


            East Texas  National  Bank,  dated January 28, 1994, due January 28,
            1998,  interest rate at 8.50%,  payable in 36 monthly  payments of $
            3,282  beginning  February  7,  1994 and the  balance  at  maturity,
            including  interest,   collateralized  by  the  Company's  real  and
            personal property in Gregg, Nacogdoches and Bowie counties, Texas
                                                                                                 282,953


            East Texas  National  Bank,  dated November 1, 1995, due October 12,
            1998,  interest rate at 10.25%,  payable in 35 Monthly payments of $
            1,864  beginning  November  12,  1995 and the  balance at  maturity, including interest, collateralized by a second lien on the Company's
            Frankford  Avenue  leasehold  estate in  Dallas,  and by a  security interest in various equipment,  fixtures and other personal property at that location
                                                                                                 128,481


            Related Parties:

                     Carole A. Swanson,  dated March 12, 1997, due September 15,
                     2001,  interest  rate  at  9.26%,  payable  in  50  monthly payments of $ 478 beginning  April 15, 1997 and the balance at maturity, including interest, collateralized by a second lien on a Company automobile.
                                                                                                  18,152


                     Four Seasons, Inc., dated December 1, 1997, due December 1,
                     2012, interest rate at 10%, payable in 180 monthly payments of $ 8,060 beginning  January 1, 1998 and  the  balance  at maturity, including interest, subject  to contract for sale
                     dated December 1, 1997.                                                     750,000








                               Fresh'n Lite, Inc.
                          Notes to Financial Statements
                                December 31, 1997



         NOTE 6 - NOTES PAYABLE-LONG TERM (Continued)



            Infinity  Financial  Services,  dated March 13, 1997,  due March 27,
            2002,  interest rate at 9.99%,  payable in 60 monthly  payments of $
            522 beginning April 27, 1997 and the balance at maturity,  including interest, secured by Company automobile.
                                                                                                  21,850


            Infinity  Financial  Services,  dated March 13, 1997,  due March 27,
            2002, interest rate at9.99%, payable in 60 monthly payments of $ 373 beginning  April 27, 1997 and  the  balance  at maturity,  including
            interest, secured by a Company automobile.                                            15,820


            Bank One, Texas, NA, dated May 9, 1997, due, June 15, 2002, interest rate at 9.65%,  payable in 59 monthly  payments  of $ 474  beginning
            June 15,  1998 and  the  balance at  maturity,  including  interest,
            secured by a Company automobile.                                                      21,062


            Frost  National  Bank,  dated  March  31,  1995,  due May 31,  2000, interest rate at 11.990%, payable $ 241 monthly, including interest, secured by a Company automobile.
                                                                                                   6,340
                                                                                          --------------
                     Total Notes Payable-Long Term                                             1,566,452
            Less Current Portion                                                                (465,015)
                                                                                          ==============
                     Notes Payable-Long Term, net of Current Portion                          $1,101,437
                                                                                          ==============


During the years ended December 31, 1997, 1996 and 1995, the Company capitalized as building and equipment costs $ 124,199, $ 44,500, and $ 12,347, respectively, in interest related to the above notes payable.

Notes Payable-Long Term are expected to mature over the next five years as follows:

                            1998                            $   465,015
                            1999                                 59,061
                            2000                                341,940
                            2001                                 49,742
                            2002                                 40,818
                            Later Years                         609,876
                                                         ---------------
                                             Total           $1,566,452
                                                         ===============

                               Fresh'n Lite, Inc.
                          Notes to Financial Statements
                                December 31, 1997



         NOTE 7 - LEASES


Following is a summary of the Company's operating and capital leases:


                Tyler, Texas restaurant (land and building):
         The sublease term is from April 1, 1995 to July 31, 1999. Minimum lease rentals are $ 1,500 per month with no contingent rentals. The lease includes a five year option at the same terms and conditions as during the primary term. This has been classified as an operating lease.


                Longview, Texas restaurant (land):
         The lease term is for twenty years, beginning January 6, 1992. Minimum lease rentals are $1,000 per month for the first 36 months, $ 1,300 per month for the next 24 months, $ 1,500 per month for the next 60 months and $ 1,600 per month for the final 120 months. The lease includes contingent rentals based upon a percentage of gross sales, that becomes due if the contingent rentals exceed the minimum rentals. No contingent rentals have become due as of December 31, 1997. The lease also contains an option to purchase the land for $ 160,000 within the first five years of the lease. Management elected not to exercise their option on the land. This lease has been classified as a capital lease.


                Texarkana, Texas restaurant (land):
         The lease term is for twenty years beginning February 1, 1994. Minimum lease rentals are $ 1,547 per month for the first 36 months, $ 1,949 per month for the next 60 months, $ 2,258 per month for the next 60 months, $ 2,615 per month for the final 84 months, with no contingent rentals. The lease also contains an option to purchase the land for $ 200,000 during the first three years of the lease. Management elected not to exercise their option on the land. This lease has been classified as a capital lease.


                Dallas (Frankford Avenue), Texas restaurant (land):
         The lease term is for twenty years beginning February 21, 1995. Minimum lease rentals are $ 4,250 per month for the first 60 months, $ 4,583 per month for the next 60 months, $ 5,167 per month for the next 60 months, and $ 5,417 per month for the final 60 months, with no contingent rentals. The lease also contains two five year extensions at $ 5,750 per month for the first five year period and $ 6,083 per month for the second five year period. This has been classified as a capital lease.

                               Fresh'n Lite, Inc.
                          Notes to Financial Statements
                                December 31, 1997



         NOTE 7 - LEASES (Continued)


                Irving (Valley Ranch), Texas restaurant (land):
         The lease term is for twenty years beginning November 15, 1996. Minimum lease rentals are $ 3,625 per month for the first 60 months, $ 4,167 per month for the next sixty months, $ 4,667 per month for the next 60 months, and $ 5,250 per month for the final 60 months with no contingent rentals. The lease also contains two five year extensions, the first at market rate, but not to exceed $ 7,083 per month, and the second at market rate. This lease has been classified as a capital lease.


                The Colony, Texas restaurant (land):
         The lease term is for twenty years beginning October 15, 1997. Minimum lease rentals are $ 4,300 per month for the first 60 months, $ 4,575 per month for the next 60 months, $ 4,900 per month for the next 60 months, and $ 5,117 per month for the final 60 months with no contingent rentals. The lease also contains an option to purchase the land for $ 550,000 at any time during, but not after, the first three years of the initial term of the lease. This lease has been classified as a capital lease.


                Richardson, Texas restaurant (land):
         The lease term is for twenty years beginning December 15, 1997. Minimum lease rentals are $ 4,667 per month for the first 48 months, $ 4,947 per month for the next 36 months, $ 5,244 per month for the next 36 months, $ 5,559 per month for the next 36 months, $ 5,892 per month for the next 36 months, $ 6,246 per month for the next 36 months, and $ 6,620 per month for the final 36 years with no contingent rentals. The Company has the option to renew the lease for one term of ten years. This lease has been classified as a capital lease.


                Computers and related equipment:
         The lease is with AT&T Capital Corporation, dated October 5, 1993. The lease term is for 60 months beginning October 14, 1993. Minimum lease rentals are $ 579 per month. This lease has been classified as an operating lease.

                               Fresh'n Lite, Inc.
                          Notes to Financial Statements
                                December 31, 1997



         NOTE 7 - LEASES (Continued)


           OPERATING LEASES

At December 31, 1997 the Company was leasing its Tyler restaurant land and building as well as certain computer equipment under operating leases. The annual minimum lease payments under noncancelable operating leases as of December 31, 1997 are as follows:


           Years Ending December 31:

                1998                                           $     23,790
                1999                                                  9,000
                2000                                                      -
                2001                                                      -
                2002                                                      -
                Later Years                                               -
                                                               ------------
                    Total Minimum Lease Payments               $     32,790
                                                               ============


           CAPITAL LEASES


At December 31, 1997, the Company was leasing the land for its Longview, Texas; Texarkana, Texas; Dallas (Frankford Avenue), Texas; Irving (Valley Ranch), Texas; and Richardson, Texas restaurants under capital leases. The economic substance of the leases is that the Company is financing the acquisition of the assets through the leases, and accordingly, it is recorded in the Company's assets and liabilities.

                               Fresh'n Lite, Inc.
                          Notes to Financial Statements
                                December 31, 1997



         NOTE 7 - LEASES (Continued)


The following is a schedule by years of future minimum lease payments required under the capital leases, together with their present value as of December 31, 1997:

           Years Ending December 31:

                 1998                                        $     229,491
                 1999                                              243,492
                 2000                                              245,490
                 2001                                              248,572
                 2002                                              263,277
                 Later Years                                     3,982,809
                                                             --------------
                    Total Minimum Lease Payments                 5,213,131
                 Less Amount Representing Interest            ( 2,867,819)
                                                             --------------
                    Present Value of Minimum
                       Lease Payments                            2,345,312
                 Less Short Term Portion                         ( 32,139)
                                                             --------------
                    Present Value of Minimum Lease
                       Payments, net of Current Portion      $   2,313,173
                                                             ==============


During the year ended December 31, 1997, the Company recognized $ 129,203 in interest cost related to the above capital leases. During the year ended December 31, 1996, the Company recognized $ 78,755 in interest cost related to the above capital leases. During the year ended December 31, 1995, the Company charged to expense $ 51,738 in interest costs related to the above capital leases.

                               Fresh'n Lite, Inc.
                          Notes to Financial Statements
                                December 31, 1997



         NOTE 8 - SUMMARY OF NONCASH TRANSACTIONS


Following is a summary of noncash investing and financing activities for the years ended December 31:

                                                      1997            1996             1995
                                                 ------------    ------------    ------------

Exchange Common Stock for Furniture
     And Equipment                               $          -     $         -    $     34,901
Exchange Common Stock for Building Costs              500,000               -          89,650
Exchange Common Stock for Deferred
     Stock Issuance Costs                                   -               -           5,000
Exchange Common Stock for Debt Repayment                    -               -          38,700
Capital Lease Obligations                           1,010,000         400,000         500,000
Accrued Deferred Stock Issuance Cost              ( 151,937 )               -       ( 82,935)
Accrued Tyler Equipment Purchase                            -               -           7,682
                                                 ------------    ------------    ------------
          Total Noncash Investing and
             Financing Activities                $  1,358,063     $   400,000    $    592,998
                                                 ============    ============    ============



         NOTE 9 - CONTINGENCIES


Litigation was threatened against the Company by AT&T Capital Corporation regarding an equipment lease entered into by the Company. The potential claim was for approximately $ 30,000. Counsel has advised the Corporation on April 12, 1997 that AT&T had agreed not to pursue its claims against the Company and that the likelihood of a non-favorable outcome was nominal at all times.

Suit was filed against the Company in 1994 for damages arising from an employee accident involving a meat slicer. The Company has paid the employee's medical expenses of $ 2,014 during 1995. The employee was seeking unspecified additional amounts for lost wages, pain and suffering, disfigurement and impairment. The suit was scheduled for mediation on May 22, 1996 and for trial on July 8, 1996. During 1996 the Company settled this claim for $ 14,000.

         During the year ended December 31, 1997, a plaintiff filed suit against the Company for an alleged breach of lease and service agreement with regards to restaurant locations that have been closed. Plaintiff has demanded approximately $ 27,000 in damages and other costs. Management denies responsibility in the suit, but may agree to an out of court settlement for a lesser amount in order to bring an expeditious end to the matter. No estimate of a potential settlement amount has been included in the accompanying financial statements as it is not reasonably estimable.

                               Fresh'n Lite, Inc.
                          Notes to Financial Statements
                                December 31, 1997



         NOTE 10 - RELATED PARTY TRANSACTIONS


On February 17, 1995, the Company sold 133,333 shares of common stock to the Company's largest food distributor for $ 200,000, pursuant to a stock purchase agreement. The agreement binds the Company to purchase 90% of its food products from the distributor for five years, as well as to repurchase the common stock at the original price if one of two repurchasing events occur. As of December 31, 1996, the Company's obligation under this agreement has expired. The Company is unaware of and has not been notified that any repurchasing events have occurred.

At December 31, 1997, the Company held a note receivable from an officer/shareholder of the Company in the amount of $ 124,500. The note bears interest at 5% and is payable in two semiannual installments of $ 77,845, together with interest beginning on June 30, 1998.

At December 31, 1997, the Company held a note receivable from a shareholder of the Company in the amount of $ 15,000. The note bears interest at 9% and is payable in two semiannual installments of $ 8,018, together with interest beginning on June 30, 1998.

At December 31, 1997, the Company held a note receivable from a company, owned by a shareholder of the Company in the amount of $ 17,653. The note bears interest at 9% and is payable in twelve monthly installments of $ 1,543, together with interest beginning on February 1, 1998.

At December 31, 1997, the Company held a note receivable from a sister corporation in the amount of $ 7,390. The note bears interest at 10% and is payable in one installment of $ 7,390, together with interest on March 1, 1998.

The Company has a long-term operating lease agreement with a corporation that owns a significant amount of the Company's stock. Minimum rents receivable are $ 8,500 per month for five years and the lease covers office and retail space at the Company's headquarters occupied by the corporation.



           NOTE 11 - STOCK OPTIONS


On May 23, 1997, the Board of Directors of the Company adopted its 1997 Incentive Stock Option Plan pursuant to which 200,000 shares of the Company's common stock were set aside for the purpose of granting of incentive stock options to directors and key employees of the Company. The purchase price of the stock purchased pursuant to the exercise of such an option is required to be not less than 100% of the fair market value of the stock on the date of the grant of the option, or 110% of such value in the case of a holder of 10% of the stock of the Company. This plan was approved by shareholders on May 23, 1997. None of these stock options have been exercised.

                               Fresh'n Lite, Inc.
                          Notes to Financial Statements
                                December 31, 1997



         NOTE 11 - STOCK OPTIONS (Continued)


On March 1, 1995, the Board of Directors of the Company adopted its 1995 Incentive Stock Option Plan pursuant to which 100,000 shares of the Company's common stock were set aside for the purpose of granting of incentive stock options to directors and key employees of the Company. The purchase price of the stock purchased pursuant to the exercise of such an option is required to be not less than 100% of the fair market value of the stock on the date of the grant of the option. This plan was approved by shareholders on October 19, 1995.

Under the Plan, an option for 50,000 shares has been granted to one shareholder for service as a member of the Board of Directors with a purchase price of $
1.50 per share and expires March 1, 2000. Also, under the Plan, two other Directors have been granted options for 25,000 shares each for service as members of the Board with a purchase price of $ 1.50 per share and expire on October 19, 2000. None of these stock options have been exercised.

Under a contract approved by the Board of Directors, a consulting company was granted options to purchase 300,000 shares of the Company's common stock with a purchase price of $ 2.50 per share and expiring on October 10, 2002. Also, under employment contracts approved by the Board of Directors, two officers of the Company were granted options to purchase 100,000 shares each of the Company's common stock with a purchase price of $3.00 per share expiring December 31, 2002. At December 31, 1997, none of these options had been exercised.

The company applies APB Opinion 25 and related interpretations in accounting for the Plans. In 1995, the FASB issued FASB Statement No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), which, if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of the Plans. Adoption of the cost recognition provisions of SFAS 123 is optional and the Company has decided not to elect these provisions of SFAS 123. The Company recorded no stock-based compensation costs in 1997, 1996, or 1995. Had the fair values of options been recognized as compensation expense, costs would have increased by $ 228,270 ( $172,270 after tax) in 1997 and $90,108 ( no tax effect) in 1995. No options were granted in 1996. The effects of applying SFAS 123 in this proforma disclosure are not indicative of future amounts.

                               Fresh'n Lite, Inc.
                          Notes to Financial Statements
                                December 31, 1997




         NOTE 11 - STOCK OPTIONS (Continued)



A summary of the status of the Company's stock options as of December 31, 1995, 1996, and 1997 and the changes during the year ended on those dates is presented below.

                                                              1995
                                                              ----
                                                                             # Shares of                    Weighted
                                                                                 Underlying                       Average
                                                                                  Options                     Exercise Prices
                                                                             -------------------            ---------------------
            Outstanding at beginning of the year                                     0                             N/A
            Granted                                                               103,572                         $ 1.45
            Exercised                                                                0                             N/A
            Forfeited                                                                0                             N/A
            Expired                                                                  0                             N/A
            Outstanding at end of the year                                        103,572                         $ 1.45
            Exercisable at end of the year                                        103,572                         $ 1.45
            Weighted-average FV of options granted during the year                 $ .87                            -




                                                              1996
                                                              ----
                                                                             # Shares of                    Weighted
                                                                                 Underlying                       Average
                                                                                  Options                     Exercise Prices
                                                                             -------------------            ---------------------
            Outstanding at beginning of the year                                  103,572                         $ 1.45
            Granted                                                                  0                             N/A
            Exercised                                                                0                             N/A
            Forfeited                                                                0                             N/A
            Expired                                                                  0                             N/A
            Outstanding at end of the year                                        103,572                         $ 1.45
            Exercisable at end of the year                                        103,572                         $ 1.45







                               Fresh'n Lite, Inc.
                          Notes to Financial Statements
                                December 31, 1997




         NOTE 11 - STOCK OPTIONS (Continued)

                                                              1997
                                                              ----
                                                                             # Shares of                    Weighted
                                                                                 Underlying                       Average
                                                                                  Options                     Exercise Prices
                                                                             -------------------            ---------------------
            Outstanding at beginning of the year                                  103,572                        $  1.45
            Granted                                                               543,500                           2.67
            Exercised                                                                   0                            N/A
            Forfeited                                                                   0                            N/A
            Expired                                                                     0                            N/A
            Outstanding at end of the year                                        647,072                           2.47
            Exercisable at end of the year                                        647,072                           2.47
            Weighted-average FV of options granted during the year                 $ .42                               -



The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of 0%, risk-free interest rate of 5.57% and 7.8%, expected lives of 1 1/4 years and 3 1/4 years, and volatility of 74.9% respectively for 1997 and 1995.


The following table summarizes information about stock options outstanding at December 31, 1997:


----------------------- ------------------------------------------------------------------- ----------------------------------------
                                               Options Outstanding                                      Options Exercisable
----------------------- ------------------------------------------------------------------- ----------------------------------------
                         Number Outstanding       Weighted Avg.                              Number Exercisable
       Range of              at 12/31/97         Remaining Contr.        Weighted Avg.           at 12/31/97          Weighted Avg.
   Exercise Prices                                     Life             Exercise Price                                Exercise Price
----------------------- ---------------------- --------------------- ---------------------- ---------------------- -----------------
$  .10 - $1.50               103,572                  2.49                $ 1.45                  103,572               $ 1.45
$ 1.50 - $ 3.00              543,500                  4.86                $ 2.67                  543,500               $ 2.67
----------------------- ---------------------- --------------------- ---------------------- ---------------------- -----------------
$  .10 - $ 3.00              647,072                  4.48                $ 2.47                  647,072               $ 2.47
----------------------- ---------------------- --------------------- ---------------------- ---------------------- -----------------


                               Fresh'n Lite, Inc.
                          Notes to Financial Statements
                                December 31, 1997




         NOTE 12 - RESTAURANT PREOPENING/REMODEL COSTS


A summary of Restaurant Preopening/Remodel Costs, by restaurant location, is as follows:

                                                                     Accumulated
                                              Costs                 Amortization
                                              ---------------     --------------
        Balances, January 1, 1997                  $ 685,778      $    397,217
             Additions                                     -           187,387
             Transfers to building costs            (122,552)          (21,378)
             Dispositions                           (563,226)         (563,226)
                                              ---------------     --------------
        Balances, December 31, 1997                $       -      $           -
                                              ===============     ==============

                                                       Part III. EXHIBITS



Hereafter set forth as an Exhibit to the Form 10-KSB of Fresh'n Lite, Inc (or incorporated by reference) are the following exhibits:

No. as per Part III of Form 1A   Description

2.1*                              Articles of Incorporation

2.2*                              By-Laws of the Company, as currently in effect

                                  Warrant agreement

6.1*                              1997 Stock Option Plan

6.2*                              Primary Distribution Agreement

6.3*                              Texarkana Ground Lease

6.4*                              Longview Ground Lease

6.5*                              Dallas (Preston/Frankford) Ground Lease

6.6*                              Valley Ranch Ground Lease

6.7*                              Colony Ground Lease

6.8*                              Richardson Ground Lease


*Filed as an exhibit to the Company's Form 10SB filed October 23rd 1997, and incorporated herein by reference.

Exhibit 3.1




                                WARRANT AGREEMENT


DATE: February 28, 1997


PARTIES:          Fresh'n Lite, Inc.
                  2804 Judson Road
                  Longview, Texas 75601


                  Securities Transfer Corporation
                  P. O. Box 701629
                  Dallas, Texas  75370-0001


RECITALS:

         A. Fresh'n Lite, Inc., a Texas corporation (the "Company"), proposes to issue at least 100,000 and up to 650,000 Common Stock Purchase Warrants (the "Warrants") evidencing the right to purchase, subject to limitations expressed in Section 2.1, an aggregate of up to 650,000 authorized but previously unissued shares of Common Stock, $.01 par value, of the Company (the "Common Stock"). The Warrants would be issued in connection with the issuance by the Company of at least 50,000 and up to 325,000 Units, each Unit consisting of four (4) shares of Common Stock and two (2) Warrants, in connection with an offering (the "Offering") of the Company's securities pursuant to an Application for Permit (the "Registration Statement"), the most recent amendment which was filed with the Texas Securities Board on February 28, 1997.

         B. The Company desires that Securities Transfer Corporation ("Warrant Agent") act as the Warrant Agent, and the Warrant Agent is willing to act as Warrant Agent, in connection with the issuance, registration, transfer, exchange and exercise of the Warrants.

AGREEMENT:

         The Company and the Warrant Agent hereby covenant and agree as follows:

                                   ARTICLE I.
                          APPOINTMENT OF WARRANT AGENT,
              ISSUANCE, FORM AND EXECUTION OF WARRANT CERTIFICATES

         Section 1.1 Appointment of Warrant Agent. The Company hereby appoints Securities Transfer Corporation, Dallas, Texas, as Warrant Agent to act as the agent to perform the agency duties in accordance with the terms and conditions of this Warrant Agreement.

         Section 1.2 Warrant Certificates. The Company shall execute and make available certificates which the Company has authorized to represent the Warrants (the "Warrant Certifi cates"). The Warrant Certificates shall be substantially as set forth in Exhibit A hereto and may have such legends, summaries or endorsements printed, lithographed or engraved thereon as the Company may deem appropriate and as are not inconsistent with the provisions of this Warrant Agreement, or as may be required to comply with any law or with any rule or regulation relating to listing of the Warrants on the NASDAQ system, including the National Market System, or on any stock exchange or to conform to usage. The Warrant Certificates shall be dated with the date of their issuance.

         Section 1.3. Execution of Warrant Certificates. The Warrant Certificates shall be executed on behalf of the Company by a duly authorized officer of the Company, either manually or by facsimile signature printed thereon. The Warrant Certificates shall be manually countersigned by the Warrant Agent and shall not be valid for any purpose unless so countersigned. Any Warrant Certificate may be signed on behalf of the Company by the person who at the actual date of the signing of such Warrant Certificate shall have been the proper officer of the Company although at the date of issuance of such Warrant Certificate any such person has ceased to be such officer of the Company.


                                   ARTICLE II.
          EXERCISE OF WARRANTS, REDEMPTION AND LIMITATIONS ON TRANSFER

         Section 2.1. Conditions Precedent to Exercise. THE WARRANTS MAY NOT BE EXERCISED IN ACCORDANCE WITH SECTION 2.2 BELOW UNLESS (A) AS TO WARRANTS HELD BY TEXAS RESIDENTS, A PERMIT HAS BEEN ISSUED BY THE STATE OF TEXAS FOR THE COMMON STOCK WHICH ARE TO BE ISSUED UPON THE EXERCISE OF THE WARRANTS OR (B) AS TO ANY WARRANTS HELD BY NON-TEXAS RESIDENTS, (i) A CURRENT PROSPECTUS UNDER THE SECURITIES ACT OF 1933 RELATING TO THE COMMON STOCK TO BE SO ISSUED IS THEN IN EFFECT (OR AN EXEMPTION FROM SUCH REGISTRATION OF SUCH COMMON STOCK IS AVAILABLE UPON SUCH EXERCISE), AND (ii) SUCH COMMON STOCK IS QUALIFIED FOR SALE OR EXEMPT FROM REGISTRATION UNDER THE APPLICABLE SECURITIES LAWS OF THE STATE IN WHICH SUCH HOLDER OF THE WARRANT RESIDES.

         Notwithstanding the foregoing, the Company shall use reasonable efforts to register such Common Stock in states in which holders of the Warrants are known to reside and to maintain a current prospectus relating to such shares.

         Section 2.2. Exercise. Subject to Section 2.1 above, any or all of the Warrants represented by each Warrant Certificate may be exercised by the holder thereof at any time before 5:00 P.M. Dallas, Texas time on February 27, 2002 ("Exercise Period"), unless extended by the Company, by surrender of the Warrant Certificate with the Purchase Form, which is printed on the reverse thereof (or a reasonable facsimile thereof), duly executed by such holder, to the Warrant Agent at its corporate office located at 16910 N. Dallas Parkway, Suite 100, Dallas, Texas 75248, accompanied by payment, in cash or by certified or official bank check payable to the order of the Company, in an amount equal to the product of the number of shares of Common Stock issuable upon exercise of the Warrant represented by such Warrant Certificate, as adjusted pursuant to the provisions of Article III hereof, multiplied by the exercise price of $ 3.00 as adjusted pursuant to the provisions of Article III hereof (such price as so adjusted from time to time being herein called the "Purchase Price"), and such holder shall be entitled to receive such number of fully paid and nonassessable shares of Common Stock, as so adjusted, at the time of such exercise. The Company shall promptly notify the Warrant Agent of any extensions of the Exercise Period.

         Section 2.3 Time and Method of Exercise. Each exercise of Warrants shall be deemed to have been effective immediately prior to the close of business on the business day on which the Warrant Certificate relating to such Warrants shall have been surrendered to the Warrant Agent as provided in Section 2.2, and at such time the person or persons in whose name or names any certificate or certificates for shares of Common Stock shall be issuable upon such exercise as provided in Section 2.4, shall be deemed to have become the holder or holders of record thereof.

         Section 2.4. Issuance of Shares of Common Stock; No Fractional Shares. As soon as practicable after the exercise of any Warrant, and in any event within ten (10) days after receipt by the Company of the notice of exercise under Section 2.2, the Company at its expense (including the payment by it of any applicable issue taxes) will cause to be issued in the name of and delivered to the holder thereof or as such holder (upon payment by such holder of any applicable transfer taxes) may direct:

                  (a) a certificate or certificates for the number of fully paid and nonassessable shares of Common Stock to which such holder shall be entitled upon such exercise plus, in lieu of any fractional share to which such holder would otherwise be entitled, an amount in cash equal to such fraction multiplied by the then current value of a share of Common Stocks such current value to be determined as follows:

                           (i) if the Common  Stock  shall be listed or admitted
                  to unlisted trading privileges on any single national securities exchange, then such current value shall be computed on the basis of the last reported sale price of the Common Stock on such exchange on the last business day prior to the date of the exercise of such Warrant upon which a sale shall have been effected; or

                           (ii) if the  Common  Stock  shall not be so listed or
                  admitted to unlisted trading privileges and bid and asked prices therefor in the over-the-counter market shall be reported by NASDAQ, including the National Market System, then such current value shall be computed on the basis of the Last Reported Sale Valuation Method or, in the event such method is not then used by NASDAQ, the average of the closing bid and asked prices on the last business day prior to the date of the exercise of such Warrant as so reported; or

                           (iii) if the Common Stock shall be listed or admitted
                  to unlisted trading privileges on more than one national securities exchange or one or more national securities exchanges and in the over-the-counter market, then such current value shall, if different as a result of calculation under the applicable method(s) described above in this Section 2.4, be deemed to be the higher number calculated in connection therewith; or

                           (iv) if the  Common  Stock  shall not be so listed or
                  admitted to unlisted trading privileges and such bid and asked prices shall not be so reported, then such current value shall be computed on the basis of the book value of Common Stock as of the close of business on the last day of the month immediately preceding the date upon which such Warrant was exercised, as determined by the Company; and

                  (b) in case such exercise includes only part of the Warrants represented by any Warrant Certificate, a new Warrant Certificate or Warrant Certificates of like tenor, calling in the aggregate on the face or faces thereof for the number of shares of Common Stock equal (without giving effect to any adjustment therein) to the number of such shares called for on the face of such Warrant Certificate minus the number of such shares designated by the holder for such exercise as provided in Section 2.2. Warrants represented by a properly assigned Warrant Certificate may be exercised by a new holder without first having a new Warrant Certificate issued.

         Section 2.5. Extension of Exercise Period; Change of Exercise Price. The Company in its sole discretion, may, without the consent of the holders of the Warrant Certificates: (a) reduce the Purchase Price during all or any portion of the originally stated exercise period or (b) extend the period over which the Warrants are exercisable beyond February 27, 2002, and increase or decrease the Purchase Price for any period the Warrant exercise period is extended. In the case of the extension of the exercise period or a change in the Purchase Price, the Company must provide the Warrantholders of record notice of such extension of the exercise period, or specifying the new Purchase Price and the periods for which such new Purchase Price is in effect, a reasonable time prior to the date such extension or new Purchase Price is to take effect, such reasonable time to be commercially reasonable and consistent with applicable securities laws and regulations. The Company shall promptly notify the Warrant Agent of any extensions of the Exercise Period.

         Section 2.6. Redemption of Warrants by Company. The Company, if the Common Stock becomes listed on a national securities exchange and/or the NASDAQ Small Cap Market, shall have the right to redeem the Warrants at a redemption price of $.05 per Warrant upon 30 days' notice if the average closing bid of the Company's Common Stock on any national securities exchange in which the Common Stock is listed or NASDAQ Small Cap Market, exceeds $5.00 per share (subject to adjustment under Article III) for 30 consecutive business days ending within 15 days of the notice of redemption. The Company will mail a prepaid, addressed notice to each registered Warrantholder at the address of such Warrantholder as shown on the books of the Company, which shall state that this Warrant Certificate shall expire and be void and the Warrant and any rights represented thereby shall cease unless exercised on or before 5:00 P.M. Dallas, Texas time, on the date which is thirty days following the date of such notice, which notice may be delivered by the Company at any time after the average of the daily closing bid price of the Common Stock equals or exceeds $5.00 or more per share as mentioned above. After this Date, such Warrants shall be deemed to be expired and all rights of the holders of such un-surrendered Warrants shall cease and terminate. The Company shall notify the Warrant Agent verbally, with confirmation in writing, of the call of the Warrants and of the expiration Date and the Company shall instruct the Warrant Agent accordingly as to the procedures to be followed by the Warrant Agent in connection with the expiration of the Warrants.

         Section 2.7. Limitation on Transferability of Warrants. THE COMMON STOCK ISSUABLE UPON EXERCISE OF THE WARRANTS HAS NOT BEEN REGISTERED WITH THE TEXAS SECURITIES BOARD AND HAS NOT BEEN REGISTERED WITH THE SECURITIES AND EXCHANGE COMMISSION. THE WARRANTS SOLD PURSUANT TO THE OFFERING WERE SOLD IN RELIANCE ON THE INTRASTATE OFFERING EXEMP TION FROM THE REGISTRATION PROVISIONS OF THE SECURITIES ACT. PURSUANT TO SAID EXEMPTION, FOR A PERIOD OF NINE MONTHS FOLLOWING THE LAST SALE OF COMMON STOCK OR WARRANTS BY THE COMPANY, THE COMMON
STOCK AND WARRANTS MAY NOT BE RESOLD TO PERSONS WHO ARE NOT TEXAS RESIDENTS. ADDITIONALLY, THE WARRANTS MAY NOT BE SOLD TO A NON-TEXAS RESIDENT UNLESS THE COMMON STOCK ISSUABLE UPON THE EXERCISE OF THE WARRANTS HAS BEEN DULY REGISTERED WITH APPLICABLE STATE AND FEDERAL SECURITIES AUTHORITIES OR EXEMPTIONS FROM SUCH REGISTRATION ARE AVAILABLE.


                                  ARTICLE III.
                            ANTI-DILUTION PROVISIONS

Section 3.1. Adjustment of Purchase Price.

                  (a) The Purchase Price shall be subject to the following adjustments. In the event that:

                           (i) any dividends on any class of stock of the Company payable in Common Stock or securities convertible into Common Stock shall be paid by the Company;

                           (ii) the Company shall subdivide its then outstanding
                  shares of Common Stock into a greater number of shares; or

                           (iii) the Company shall combine outstanding shares of
                  Common Stock by reclassification or otherwise;

         then, in any such event, the Purchase Price in effect immediately prior to such event shall (until adjusted again pursuant hereto) be adjusted immediately after such event to a price (calculated to the nearest full cent) determined by dividing (A) the number of shares of Common Stock outstanding immediately prior to such event, multiplied by the then existing Purchase Price, by (B) the total number of shares of Common Stock outstanding immediately after such event (including the maximum number of shares of Common Stock issuable in respect of any securities convertible into Common Stock), and the resulting quotient shall be the adjusted Purchase Price per share.

                  (b) No adjustment of the Purchase Price shall be made if the amount of such adjustments shall be less than $.05 per share, but in such case any adjustment that would otherwise be required then to be made shall be carried forward and shall be made at the time and together with the next subsequent adjustment which, together with any adjustment or adjustments so carried forward, shall amount to not less than $.05 per share.

         Section 3.2 Adjustment of Number of Shares Purchasable on Exercise of Warrants. Upon each adjustment of the Purchase Price pursuant to Section 3.1 above, the registered holder of each Warrant shall thereafter (until another such adjustment) be entitled to purchase at the adjusted Purchase Price the number of shares, calculated to the nearest full share, obtained by multiplying the number of shares specified in such Warrant (as adjusted as a result of all adjustments in the Purchase Price in effect prior to such adjustment) by the Purchase Price in effect prior to such adjustment and dividing the product so obtained by the adjusted Purchase Price.

         Section 3.3 Notice as to Adjustment. Upon any adjustment of the Purchase Price and an increase or decrease in the number of shares of Common Stock purchasable upon the exercise of the Warrants, then, and in each such case, the Company shall within ten (10) days after the effective date of such adjustment give written notice thereof, by first class mail, postage prepaid, addressed to each registered Warrantholder at the address of such Warrantholder as shown on the books of the Company, which notice shall state the adjusted Purchase Price and the increased or decreased number of shares purchasable upon the exercise of the Warrants, setting forth in reasonable detail the method of calculation and the facts upon which such calculation is based.

         Section 3.4. Effect of Reorganization, Reclassification, Merger, Etc. If at any time while any Warrant is outstanding there should be any capital reorganization or reclassification of the capital stock of the Company (other than the issue of any shares of Common Stock in subdivision of outstanding shares of Common Stock by reclassification or otherwise and other than a combination of shares provided for in Section 3.1 hereof) or any consolidation or merger of the Company with another corporation or any sale, conveyance, lease or other transfer by the Company of all or substantially all of its property to any other corporation, the holder of any Warrant shall during the remainder of the period such Warrant is exercisable, be entitled to receive, upon payment of the Purchase Price, the number of shares of stock or other securities or property of the Company, or of the successor corporation resulting from such consolidation or merger, or of the corporation to which the property of the Company has been sold, conveyed, leased or otherwise transferred, as the case may be, to which the Common Stock (any other securities and property) of the Company, deliverable upon the exercise of such Warrant, would have been entitled upon such capital reorganization, reclassification of capital stock, consolidation, merger, sale, conveyance, lease or other transfer if such Warrant had been exercised immediately prior to such capital reorganization, reclassification of capital stock, consolidation, merger, sale, conveyance, lease or other transfer; any, in any such case, appropriate adjustment (as determined by the Board of Directors of the Company) shall be made in the application of the provisions set forth in this Warrant Agreement with respect to the rights and interests thereafter of the Warrantholders to the end that the provisions set forth in this Warrant Agreement (including the adjustment of the Purchase Price and the number of shares issuable upon the exercise of the Warrants) shall thereafter be applicable, as near as may be reasonably practicable, in relation to any shares or other property thereafter deliverable upon the exercise of the Warrants as if the Warrants had been exercised immediately prior to such capital reorganization, reclassification of capital stock, consolidation, merger, sale, conveyance, lease or other transfer and the Warrantholders had carried out the terms of the exchange as provided for by such capital reorganization, reclassification, consolidation or merger. The Company shall not effect any such capital reorganization, consolidation, merger or transfer unless, upon or prior to the consummation thereof, the successor corporation or the corporation to which the property of the Company has been sold, conveyed, leased or otherwise transferred shall assume by written instrument the obligation to deliver to the holder of each Warrant such shares of stock, securities, cash or property as in accordance with the foregoing provisions such holder shall be entitled to purchase.

         Section 3.5. Prior Notice as to Certain Events. In case at any time:

                  (a) the Company shall pay any dividend upon its Common Stock payable in stock or make any distribution (other than cash dividends) to the holders of its Common Stock; or

                  (b) the Company shall offer for subscription pro rata to the holders of its Common Stock any additional shares of stock of any class or any other rights; or

                  (c) there shall be any capital reorganization or reclassification of the capital stock of the Company, or consolidation or merger of the Company with, or sale, conveyance, lease or other transfer of all or substantially all of its assets to, another corporation; or

                  (d) there shall be a voluntary or involuntary dissolution, liquidation or winding up of the Company;

then in any one or more of such cases, the Company shall give prior written notice, by first class mail, postage prepaid, addressed to each registered Warrantholder at the address of such Warrantholder as shown on the books of the Company, of the date on which (x) the books of the Company shall close or a record shall be taken for such stock dividend, distribution or subscription rights or (y) such reorganization, reclassification, consolidation, merger, sale, dissolution liquidation or winding up shall take place, as the case may be. Such notice shall also specify the date as of which the holders of the Common Stock of record shall participate in such dividend, distribution or subscription rights or shall be entitled to exchange their Common Stock for securities or other property deliverable upon such reorganization, reclassification, consolidation, merger, sale, dissolution, liquidation, or winding up, as the case may be. Such written notice shall be given at least twenty (20) days prior to the action in question and not less than twenty (20) days prior to the record date or the date on which the Company's transfer books are closed in respect thereto.

         Section 3.6. Certain Obligations of the Company. The Company will not, by amendment of its certificate of incorporation or through any reorganization, transfer of assets, consolidation, merger, dissolution, issue or sale of securities or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms of this Warrant Agreement or the Warrant Certificate, but will at all times in good faith assist in the carrying out of all such terms. Without limiting the generality of the foregoing, the Company
(a) will take all such action as may be necessary or appropriate in order that the Company may validly and legally issue fully paid and nonassessable shares of such stock upon the exercise of all Warrants from time to time outstanding, and
(b) will not (i) transfer all or substantially all of its properties and assets to any other person or entity, or (ii) consolidate with or merge into any other entity where the Company is not the continuing or surviving entity, unless, in any such case, the other entity acquiring such properties and assets, continuing or surviving after such consolidate or merger or issuing or distributing such shares or other securities or property, as the case may be, shall expressly assume in writing and be bound by all the terms of this Warrant Agreement and the Warrant Certificates.

         Section 3.7. Reservation of Common Stock. The Company will at all times reserve and keep available, solely for issuance and delivery upon the exercise of the Warrants, all shares of Common Stock from time to time issuable upon such exercise. All such shares shall be authorized and, when issued upon such exercise, shall be validly issued, fully paid and nonassessable with no liability on the part of the holder thereof.

         Section 3.8. Registration or Exemption for Common Stocks. The Company will use its best efforts: (a) as soon as practicable following the effective date of the Registration Statement, register the Common Stock and the Warrants under the Securities Exchange Act of 1934, as amended; (b) to qualify for exemption from the registration requirements of the Securities Act of 193 3, as amended (the "Act") the Common Stock issuable upon exercise of the Warrants; and
(c) to maintain exemptions or qualifications, in those jurisdictions in which the original Registration Statement relating to the Warrants was initially qualified, to permit the exercise of the Warrants and the issuance of the Common Stock pursuant to such exercise. The Warrant Agent shall have no responsibility for the maintenance of such exemptions or qualifications or for liabilities arising from the exercise or attempted exercise of Warrants in jurisdictions where exemptions or qualifications have not been maintained or are otherwise unavailable.


                                   ARTICLE IV.
                      CERTAIN OTHER PROVISIONS RELATING TO
                    RIGHTS OF HOLDERS OF WARRANT CERTIFICATES

         Section 4.1. No Rights of Shareholders. The Warrant Certificates shall be issued in registered form only. No Warrant Certificate shall entitle the holder thereof to any of the rights of a holder of shares of Common Stock of the Company, including, without limitation, the right to vote, to receive dividends and other distributions, or to receive any notice of, or to attend, meetings of holders of Common Stock or any other proceedings of the Company.

         Section 4.2. Loss, Theft, Destruction or Mutilation of Warrant Certificates. Upon receipt by the Company and the Warrant Agent of evidence reasonably satisfactory to the Company and Warrant Agent of the loss, theft, destruction or mutilation of any Warrant Certificate, and: (a) in the case of any such loss, theft, or destruction, upon delivery to the Warrant Agent of an indemnity bond in form and amount and issued by a bonding company, reasonably satisfactory to the Company or (b) in the case of any such mutilation, upon surrender to and cancellation by the Warrant Agent of such Warrant Certificate, the Company at its expense will execute and cause the Warrant Agent to countersign and deliver, in lieu thereof, a new Warrant Certificate of like tenor.

         Section 4.3. Transfer Agent, Cancellation of Warrant Certificates; Unexercised Warrants. The Company desires that Securities Transfer Corporation, Dallas, Texas, act as transfer agent (the "Transfer Agent"). Transfer Agent is hereby irrevocably authorized and directed at all times to reserve such number of authorized and unissued shares of Common Stock as shall be sufficient to permit the exercise in full of all Warrants from time to time outstanding subject, however, to the provisions of Section 2.1. The Warrant Agent, and any successor thereto, is hereby irrevocably authorized to requisition from time to time from the Transfer Agent certificates for shares of Common Stock required for exercise of Warrants. The Company will supply the Transfer Agent with duly executed certificates for shares of Common Stock for such purpose and will make available any cash required in settlement of fractional share interests. All Warrant Certificates surrendered upon the exercise of Warrants shall be canceled by the Warrant Agent and shall thereafter be delivered to the Company; such canceled Warrant Certificates, with the Purchase Form on the reverse thereof duly filled in and signed, shall constitute conclusive evidence as between the parties hereto of the numbers of shares of Common Stock which shall have been issued upon exercises of Warrants. Promptly after the last day on which the Warrants are exercisable (set forth in Section 2.2 above), the Warrant Agent shall certify to the Company the aggregate number of Warrants then outstanding and unexercised. No shares of Common Stock shall be subject to reservation with respect to Warrants not exercised prior to the time and date identified in
Section 2.2 above as the last time and date at which Warrants may be exercised.

                                   ARTICLE V.
                  TRANSFER AND EXCHANGE OF WARRANT CERTIFICATES

         Section 5.1. Warrant Register; Transfer or Exchange of Warrant Certificates. The Warrant Agent shall cause to be kept at the corporate office of the Warrant Agent a register (the "Warrant Register") in which, subject to such reasonable regulations as the Company may prescribe, provisions shall be made for the registration of transfers and exchanges of Warrant Certificates. Upon surrender for transfer or exchange of any Warrant Certificates, properly endorsed, to the Warrant Agent, the Warrant Agent at the Company's expense will issue and deliver to or upon the order of the holder thereof a new Warrant Certificate or Warrant Certificates of like tenor, in the name of such holder or as such holder (upon payment by such holder of any applicable transfer taxes) may direct, calling in the aggregate on the face or faces thereof for the number of shares of Common Stock called for on the face of the Warrant Certificate so surrendered. Any Warrant Certificate surrendered for transfer or exchange shall be canceled by the Warrant Agent and shall thereafter be delivered to the Company.

         Section 5.2. Identity of Warrantholders. Until a Warrant Certificate is transferred in the Warrant Register, the Company and the Warrant Agent may treat the person in whose name the Warrant Certificate is registered as the absolute owner thereof and of the Warrants represented thereby for all purposes, notwithstanding any notice to the contrary, except that, if and when any Warrant Certificate is properly assigned in blank, the Company and the Warrant Agent may (but shall not be obligated to) treat the bearer thereof as the absolute owner of the Warrant Certificate and of the Warrants represented thereby for all purposes, notwithstanding any notice to the contrary.


                                   ARTICLE VI.
                          CONCERNING THE WARRANT AGENT

         Section 6.1. Taxes. The Company will, from time to time, promptly pay to the Warrant Agent, or make provision satisfactory to the Warrant Agent for the payment of all taxes and charges that may be imposed by the United States or any State upon the Company or the Warrant Agent upon the transfer or delivery of shares of Common Stock upon the exercise of Warrants, but the Company shall not be obligated to pay any tax imposed in connection with any transfer involved in the delivery of a certificate for shares of Common Stock in any name other than that of the registered holder of the Warrant Certificate surrendered in connection with the purchase thereof.

         Section 6.2. Registration of Warrant Agent and Appointment of New Warrant Agent.

                  (a) The Warrant  agent may resign its duties as Warrant  Agent or the Company may terminate the Warrant Agent and the Warrant Agent shall be discharged from all further duties and liabilities hereunder (except liabilities arising as a result of the Warrant Agent's own negligence or willful misconduct). The Warrant Agent shall, at least fifteen (15) days prior to the date such resignation is to become effective, at the expense of the Company, cause a copy of such notice of resignation to be mailed to the Registered Holder of each Warrant Certificate.The Company shall appoint a new Warrant Agent. If the Company shall fail to appoint a new Warrant Agent within a period of thirty (30) days then the holder of any Warrant Certificate may apply to any court of competent jurisdiction for the appointment of a new Warrant Agent. Any new Warrant Agent, whether appointed by the Company or by such a court, shall be a corporation domiciled in the United States which is authorized under applicable Federal or State law to exercise corporate trust powers and is subject to supervision or examination by Federal or State authority. Any new Warrant Agent appointed hereunder shall execute, acknowledge and deliver to the Company an instrument accepting such appointment hereunder and thereupon such new Warrant Agent without any further act or deed shall become vested with all the rights, powers, duties and responsibilities of the Warrant Agent hereunder with like effect as if it had been named as the Warrant Agent; but if for any reason it becomes necessary or expedient to have the former Warrant Agent execute and deliver any further assurance, conveyance, act or deed, the same shall be done and shall be legally and validly executed and delivered by the former
         Warrant Agent. Not later than the effective date of any such appointment the Company shall file notice thereof with the former Warrant Agent. The Company shall promptly give notice of any such appointment to the holders of the Warrant Certificates by mail to their addresses as shown in the Warrant Register. Failure to file or give such notice, or any defect therein, shall not affect the legality or validity of the appointment of the successor Warrant Agent.



                  (b) Any company into which the Warrant Agent or any new Warrant Agent may be merged or converted or with which it may be consolidated or any company resulting from any merger, conversion or consolidation to which the Warrant Agent or any new Warrant Agent shall be a party shall be the successor Warrant Agent under this Warrant Agreement without any further act; provided that if such company would not be eligible for appointment as a successor Warrant Agent under the provisions of paragraph (a) of this Section 6.2 the Company shall forthwith appoint a new Warrant Agent in accordance with such provisions. Any such successor Warrant Agent may adopt the prior countersignature of any predecessor Warrant Agent and deliver Warrant Certificates countersigned and not delivered by such predecessor Warrant Agent or may countersign Warrant Certificates either in the name of any predecessor Warrant Agent or the name of the successor Warrant Agent.

         Section 6.3. Remuneration of Warrant Agent. The Company will pay the Warrant Agent reasonable remuneration for its services as Warrant Agent hereunder as provided in the attached fee schedule and will reimburse the Warrant Agent upon demand for all expenditures that the Warrant Agent may reasonably incur in the execution of its duties hereunder.

         Section 6.4. Further Assurances. The Company will perform, exercise, acknowledge and deliver or cause to be performed, executed, acknowledged and delivered all such further and other acts, instruments and assurances as may reasonably be required by the Warrant Agent for the carrying out or performing by the Warrant Agent of the provisions of this Warrant Agreement.

         Section 6.5. Limitations on Liabilities of the Warrant Agent.

                  (a)  Whenever,  in the  performance  of its duties  under this
         Warrant Agreement, the Warrant Agent shall deem it necessary or desirable that any matter be proved or established, or that any instructions with respect to the performance of its duties hereunder be given, by the Company prior to taking or suffering any action hereunder, such matter (unless other evidence in respect thereof be herein specifically prescribed) may be deemed to be conclusively proved and established, or such instructions may be given, by a certificate or instrument signed by an officer of the Company and delivered to the Warrant Agent: and such certificate or instrument shall be full authorization to the Warrant Agent for any action taken or suffered in good faith by it under the provisions of this Warrant Agreement in reliance upon such certificate or instrument; but in its discretion the Warrant Agent may in lieu thereof accept other evidence of such matter or may require such further or additional evidence as it may deem reasonable.

                  (b) The Warrant Agent shall be liable hereunder only for its own negligence or willful misconduct, and the Warrant Agent shall act hereunder solely as agent, and its duties shall be determined solely by the provisions hereof. The Company agrees to indemnify the Warrant Agent and save it harmless against any and all liabilities, including judgments, costs and counsel fees, for anything done or omitted by the Warrant Agent in the execution of this Warrant Agreement except as a result of the Warrant Agent's negligence or willful miscon duct.

                  (c) The Warrant Agent shall not be liable for or by reason of any of the statements of fact or recitals contained in this Warrant Agreement or in the Warrant Certificates (except its countersignature thereof) or be required to verify the same, but all such statements and recitals are and shall be deemed to have been made by the Company only.

                  (d) The Warrant Agent shall not be under any responsibility in respect to the validity or execution of any Warrant Certificate (except its countersignature thereof); (ii) nor shall it be responsible for any breach by the Company of any covenant or condition contained in this Warrant Agreement or in any Warrant Certificate; (iii) nor shall it be responsible for the making of any adjustment in the Purchase Price, or number of shares issuable upon exercise of the Warrant Certificates or responsible for the manner, method or amount of any such adjustment or the facts that would require any such adjustment; (iv) nor shall it by any act hereunder be deemed to make any representation or warranty as to the authorization or reservation of any shares of Common Stock to be issued pursuant to this Warrant Agreement or any Warrant Certificate or as to whether any shares of Common Stock or other securities are or will be validly authorized and issued and fully paid and nonassessable.

         Section 6.6. Amendment and Modification. The Warrant Agent may, without the consent or concurrence of the holders of the Warrant Certificates, by supplemental agreement or otherwise, join with the Company in making any changes or corrections in this Warrant Agreement that they shall have been advised by counsel: (a) are required to cure any ambiguity or to correct any defective or inconsistent provision or clerical omission or mistake or manifest error herein contained; (b) add to the obligations of the Company in this Warrant Agreement further obligations thereafter to be observed by it, or surrender any right or power reserved to or conferred upon the Company in this Warrant Agreement; or
(c) do not or will not adversely affect, alter or change the rights, privileges or immunities of the holders of Warrant Certificates not provided for under this Warrant Agreement; provided, however, that any term of this Warrant Agreement or any Warrant Certificate may be changed, waived, discharged or terminated by an instrument in writing signed by each party against which enforcement of such change, waiver, discharge or termination is sought, or by which the same is to be performed or observed.

                                  ARTICLE VII.
                                  OTHER MATTERS

         Section 7.1. Successors and Assigns. All the covenants and provisions of this Warrant Agreement by or for the benefit of the Company or the Warrant Agent shall bind and inure to the benefit of their respective successors and assigns.

         Section 7.2. Notices. Any notice or demand authorized by this Warrant Agreement to be given or made by the Warrant Agent or by the holder of any Warrant Certificate to or on the Company shall be sufficiently given or made if sent by first class or registered mail, postage prepaid, addressed (until another address is filed in writing by the Company with the Warrant Agent) as follows:

                         Fresh'n Lite, Inc.
                         2804 Judson Road
                         Longview, Texas 75601
                         Attention:  Curtis Swanson

Any notice or demand authorized by this Warrant Agreement to be given or made by the holder of any Warrant Certificate or by the Company to or on the Warrant Agent shall be sufficiently given or made if sent by first class or registered mail, postage prepaid, addressed (until another address is filed in writing by the Warrant Agent with the Company) as follows:
                         Securities Transfer Corporation
                         P. O. Box 701629
                         Dallas, Texas 75370-0001

         Section 7.3. Governing Law. This Warrant Agreement and the Warrant Certificates shall be construed and enforced in accordance with and governed by the laws of Texas.

         Section 7.4. No Benefits Conferred. Nothing in this Warrant Agreement expressed and nothing that may be implied from any of the provisions hereof is intended, or shall be construed, to confer upon, or give to, any person or corporation other than the Company, the Warrant Agent, and the holders of the Warrant Certificates, any right, remedy or claim under or by reason of this Warrant Agreement or of any covenant, condition, stipulation, promise or agreement herein; and all covenants, conditions, stipulations, promises and agreements in this Warrant Agreement contained shall be for the sole and exclusive benefit of the Company, the Warrant Agent, their respective successors and the holders of the Warrant Certificates.

         Section 7.5. Headings. The descriptive headings used in this Warrant Agreement are inserted for convenience only and shall not control or affect the meaning or construction of any of the provisions hereof.

         IN WITNESS WHEREOF, this Warrant Agreement has been duly executed by the parties hereto as of the day and year first above written.

                                          FRESH'N LITE, INC.


                                          By: __________________________________
                                                   Its:



                                          SECURITIES TRANSFER CORPORATION


                                          By: __________________________________
                                                   Its:

                                    EXHIBIT A

                        THIS WARRANT CERTIFICATE MAY BE
            TRANSFERRED SEPARATELY FROM THE COMMON STOCK CERTIFICATE
                       WITH WHICH IT IS INITIALLY ISSUED


                     EXERCISABLE ON OR AFTER JUNE 26, 1996,
                         AND ON OR BEFORE AND VOID AFTER
                 5:00 P.M. DALLAS, TEXAS TIME, FEBRUARY 27, 2002


 No. W-_______________________                    Certificate for _____ Warrants


                                                            WARRANT CUSIP


                      WARRANTS TO PURCHASE COMMON STOCK OF
                               FRESH'N LITE, INC.
                INCORPORATED UNDER THE LAWS OF THE STATE OF TEXAS


         THIS CERTIFIES that ___________________________________________________
or assigns, is the owner of the number of Warrants set forth above, each of which represents the right to purchase from Fresh'n Lite, Inc., a Texas corporation (the "Company"), at any time on or after June 26, 1996, or on or before 5:00 P.M. Dallas, Texas time on February 27, 2002, upon compliance with and subject to the conditions set forth herein and in the Warrant Agreement hereinafter referred to, one share (subject to adjustments referred to below) of the Common Stock of the Company (such shares or other securities or property purchasable upon exercise of the Warrants being herein called the "Shares"), by surrendering this Warrant Certificate with the Purchase Form on the reverse side duly executed, at the corporation office of Securities Transfer Corporation, as warrant agent (the "Warrant Agent"), and by paying in full, in cash or by certified or official bank check or other check acceptable to the Warrant Agent payable to the order of the Company, the purchase price of $3.00 per share.

         Upon any exercise of less than all the Warrants evidenced by this Warrant Certificate, there shall be issued to the holder a new Warrant Certificate in respect of the Warrants as to which this Warrant Certificate was not exercised.

         If the Common Stock of the Company becomes listed on a national securities exchange and/or the NASDAQ Small Cap Market, the Warrants may be redeemed by the Company at a redemption price of $.05 per Warrant upon 30 days written notice to the registered holder if the average closing bid of the Company's Common Stock in any national securities exchange and/or the

NASDAQ Small Cap Market, exceeds $5.00 per share (subject to adjustment) for 30 consecutive business days ending within 15 days of the notice of redemption.

         Upon the surrender for transfer or exchange hereof, properly endorsed, to the Warrant Agent, the Warrant Agent at the Company's expense will issue and deliver to the order of the holder hereof, a new Warrant Certificate or Warrant Certificates of like tenor, in the name of such holder or as such holder (upon payment by such holder of any applicable transfer taxes) may direct, calling in the aggregate on the face or faces thereof for the number of shares of Common Stock called for on the face hereof.

         The Warrant Certificates are issued only as registered Warrant Certificates. Until this Warrant Certificate is transferred in the Warrant Register, the Company and the Warrant Agent may treat the person in whose name this Warrant Certificate is registered as the absolute owner hereof and of the Warrants represented hereby for all purposes, notwithstanding any notice to the contrary.

         The Warrants may not be exercised unless (a) as to Warrants held by Texas residents, a permit has been issued by the State of Texas for the Common Stock which are to be issued upon the exercise of the Warrants or (b) as to any Warrants held by non-Texas residents, (i) a current prospectus under the Securities Act of 1933 relating to the Common Stock to be so issued is then in effect (or an exemption from such registration of such Common Stock is available upon such exercise), and (ii) such Common Stock is qualified for sale or exempt from qualification under the applicable Securities laws of the state in which such holder of the Warrant resides.

         The Common Stock underlying the Warrants has been registered with the Texas Securities Board, but has not been registered with the Securities and Exchange Commission. The Common Stock and Warrants sold pursuant to the offering were sold in reliance on the intrastate offering exemption from the registration provisions of the Securities Act. Pursuant to said exemption, for a period of nine months following the last sale of Common Stock or Warrants by the Company, the Common Stock and Warrants may not be resold to persons who are not Texas residents. Additionally, the Warrants may not be sold to a non-Texas resident unless the Common stock issuable upon the exercise of the Warrants has been duly registered with applicable state and federal securities authorities or exemptions from such registration are available.

         This Warrant Certificate is issued under the Warrant Agreement dated as of February 28, 1997, between the Company and Securities Transfer Corporation as Warrant Agent, and is subject to the terms and provisions contained in said Warrant Agreement, to all of which terms and provisions the registered holder of this Warrant Certificate consents by acceptance hereof. Copies of said Warrant Agreement are on file at the corporate office of the Warrant Agent in Dallas, Texas, and may be obtained by writing to the Warrant Agent.

         The number of shares receivable upon the exercise of the Warrants represented by this Warrant Certificate and the purchase price per share are subject to adjustment upon the happening of certain events specified in the Warrant Agreement (which provisions are contained in Article III of the Warrant Agreement and are hereby incorporated by reference).

         No fractional Shares of the Company's Common Stock will be issued upon the exercise of Warrants. As to any final fraction of a share which a holder of Warrants exercised in the same transaction would otherwise be entitled to purchase on such exercise, the Company shall pay a cash adjustment in lieu of any fractional Share determined as provided in the Warrant Agreement.

         This Warrant Certificate shall not entitle the holder hereof to any of the rights of a holder of Common Stock of the Company, including without limitation, the right to vote, to receive dividends and other distributions, to exercise any preemptive right, or to receive any notice of, or to attend meetings of holders of Common Stock or any other proceedings of the Company.

         This Warrant Certificate shall be void and the Warrants and any rights represented hereby shall cease unless exercised on or before 5:00 P.M. Dallas, Texas on February 27, 2002, unless extended by the Company.

         Reference is hereby made to the further provisions of this Warrant Certificate set forth on the reverse hereof and such further provisions shall for all purposes have the same effect as though fully set forth at this place.

         All terms used in this Warrant Certificate which are defined in the Warrant Agreement shall have the meanings assigned to them in the Warrant Agreement.

         This Warrant Certificate shall not be valid for any purpose until it shall have been countersigned by the Warrant Agent.

         WITNESS the facsimile signatures of the Company's duly authorized officers.

Dated: _______________             FRESH'N LITE, INC.



                                   BY:   /s/  illegible
                                       -----------------------------------------
                                    Its:  Vice President/Chief Financial Officer


ATTEST:


/s/ Carole A. swanson
-------------------------------------
Secretary




COUNTERSIGNED AND REGISTERED:

SECURITIES TRANSFER CORPORATION



BY:  /s/ Kevin Halter, Jr.
     -------------------------------
         Authorized Signature

                        (REVERSE OF WARRANT CERTIFICATE)


THE WARRANTS REPRESENTED BY THIS INSTRUMENT HAVE BEEN ACQUIRED FOR INVESTMENT AND HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR ANY STATE SECURITIES ACT OTHER THAN THE TEXAS SECURITIES ACT. THESE WARRANTS HAVE BEEN SOLD IN RELIANCE ON THE INTRASTATE OFFERING EXEMPTIONS FROM THE REGISTRATION PROVISIONS OF THE SECURITIES ACT OF 1933. IN NO EVENT, FOR A PERIOD OF NINE MONTHS FROM THE DATE OF THE LAST SALE OF THE COMMON STOCK AND WARRANTS IN SUCH OFFERING SHALL THE WARRANTS BE SOLD TO ANY PERSON WHO IS NOT A RESIDENT OF THE STATE OF TEXAS. RESALES BY ANY PERSON OF THESE SECURITIES CAN BE MADE ONLY TO A RESIDENT OF TEXAS.

TO:      Fresh'n Lite, Inc.
         c/o Fresh'n Lite, Inc., as Warrant Agent


                                  PURCHASE FORM
(To be Executed by the Registered Holder in Order to Exercise Warrant Certificates)

         The undersigned hereby irrevocably elects to exercise 1___________ of the Warrants represented by the Warrant Certificate and to purchase for cash the Shares issuable upon the exercise of said Warrants, and herewith makes payment of $_______________ therefor, and requests that certificates for such Shares shall be issued in the name of:


         PLEASE INSERT SOCIAL SECURITY OR
         OTHER IDENTIFYING NUMBER OF REGISTERED
         HOLDER OF CERTIFICATE

         ------------------------------------------------


         ------------------------------------------------
         (Print Name)

         ------------------------------------------------
         (Address)


         ------------------------------------------------
         (Signature)

         ------------------------------------------------
         (Signature)






----------------------------------------
     1Insert here the number of Warrants evidenced on the face of this Warrant Certificate (or, in the case of a partial exercise, the portion thereof being exercised), in either case without making any adjustment for additional Common Stock or any other securities or property or cash which, pursuant to the adjustment provisions referred to in this Warrant Certificate, may be deliverable upon exercise.

                                 ASSIGNMENT FORM
                    (To be Executed by the Registered Holder
                   in Order to Transfer Warrant Certificates)

         FOR  VALUE  RECEIVED,   the  undersigned  hereby  sells,  assigns,  and
transfers 2 ____________________ of the Warrants represented by this Warrant Certificate unto:

         PLEASE INSERT SOCIAL SECURITY OR
         OTHER IDENTIFYING NUMBER OF ASSIGNEE

         ------------------------------------------------

         ------------------------------------------------
         (Print Name)

         ------------------------------------------------
         (Address)

and does hereby irrevocably constitute and appoint _______________________ Attorney to transfer this Warrant Certificate on the records of the Company with full power of substitution in the premises.


Dated: __________________         Signature(s)__________________________________

                                              ----------------------------------

                                  Signature(s)
                                  Guaranteed:___________________________________


                                     NOTICE


         The Signature(s) to the Purchase Form or the Assignment Form must correspond to the name(s) as written upon the face of this Warrant Certificate in every particular without alteration or enlargement or any change whatsoever.


------------------------------------------
  2Insert here the number of Warrants evidenced on the face of this Warrant Certificate (or, in the case of a partial assignment, the portion thereof being assigned), in either case without making any adjustment for additional Common
Stock or any other securities or property or cash which. pursuant to the adjustment provisions referred to in this Warrant
Certificate, may be deliverable upon exercise.