Form 10QSB
period 1998-03-31
FRESH N LITE INC
filed 1998-05-21
CIK 921066

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1998
                                                 --------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from         to
                                             -------    -------

                         Commision file number 001-13559

                               Fresh'n Lite, Inc.
                               -------------------
                 (Name of small business issuer in its charter)

Texas                                                           75-2337102
--------------------------------                             -------------------
(State of other jurisdiction                                 (I.R.S. Employer
of incorporation or organization                             Identification No.)

1705 E. Whaley Longview, Texas                                     75605
--------------------------------                             -------------------
(Address of principal executive offices)                        (Zip Code)

Issuer's telephone number (903) 758-2811
                          --------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]


Number of shares outstanding of each of the issuer's classes of common stock, as of May 18, 1997: 6,356,852 shares of common stock, par value $.01.

Item 1:  FINANCIAL STATEMENTS

                               Fresh'n Lite, Inc.
                                  Balance Sheet
                        For the Three Month Period Ending
                                 March 31, 1998


                                                        March 31, 1998
         ASSETS                                           (Unaudited)

         CURRENT ASSETS

Cash                                                      $   201,163
Inventory                                                      26,468
                                                          -----------
         Total Current Assets                                 227,631

         PROPERTY AND EQUIPMENT (Pledged)

Buildings                                                   4,545,522
Land                                                          135,000
Capitalized Land Leases                                     2,175,000
Leasehold Improvements                                         30,113
Vehicles and Equipment                                      1,398,060
                                                          -----------
         Total Property and Equipment                       8,283,695

Accumulated Depreciation                                     (466,475)
                                                          -----------
         Property and Equipment - Net of Depreciation       7,817,220

         OTHER ASSETS

Assets held for Sale, Net of Accumulated Depreciation         441,373
Franchise System                                               51,333
Restaurant Preopening/Remodel Costs and Other Assets,
         Net of Accumulated Amortization                       30,683
Notes Receivable - Related Parties                            146,005
                                                          -----------

         TOTAL OTHER ASSETS                                   669,394


         TOTAL ASSETS                                       8,714,245
                                                          ===========

                               Fresh'n Lite, Inc.
                 Balance Sheet for the Three Month Period Ending
                                 March 31, 1998

                                                             March 31, 1998
         LIABILITIES AND SHAREHOLDERS EQUITY                   (Unaudited)

         CURRENT LIABILITIES

Accrued Expenses                                              $   320,854
Accounts Payable                                                   62,357
Current Portion of Capital Lease Obligations                       32,139
Current Portion of Notes Payable - Long Term                      215,020
                                                              -----------
         TOTAL CURRENT LIABILITIES                                630,370

         OTHER LIABILITIES

Capital Lease Obligations, Net of Current Portion               2,313,173
Notes Payable - Long Term, Net of Current Portion               1,484,590
Deferred Income Tax Liability                                     141,200
                                                              -----------
         TOTAL LIABILITIES                                      3,938,963

         SHAREHOLDERS EQUITY

Common Stock, $.01 Par Value; 50,000,000 Shares Authorized;
         6,356,852 Shares Issued and Outstanding                   63,568
Additional Paid In Capital                                      3,574,071
Retained Earnings - Prior                                         293,087
Retained Earnings - Current                                       215,436
                                                              -----------
Less Treasury Stock, at Cost                                       (1,250)

         TOTAL SHAREHOLDERS EQUITY                              4,144,912
                                                              -----------
         TOTAL LIABILITIES AND SHAREHOLDERS EQUITY              8,714,245
                                                              ===========

                               Fresh'n Lite, Inc.
                                Income Statement
                       For the Three Month Periods Ending
                        March 31, 1997 and March 31, 1998


                                     March 31,    March 31,
                                       1997         1998
                                                 (Unaudited)

SALES                               $ 712,352    $ 798,219
COST OF SALES                        (204,967)    (205,156)
                                    ---------    ---------
         GROSS PROFIT                 507,385      593,063

EXPENSES

Salaries and Contract Labor           208,836      228,022
Payroll and other Taxes                32,024       39,882
Professional Fees                      53,892        8,428
Advertising and Promotional            18,568       15,285
Rent                                   35,644       50,579
Insurance                              13,804       17,121
Telephone                               7,858        5,309
Travel                                  3,750        3,231
Utilities                              25,045       23,592
Depreciation                           38,464       36,150
Amortization                          192,294       14,850
Interest                               19,744       33,846
Linen and Laundry                       5,284       11,575
Repairs and Maintanence                17,718       20,129
Supplies                                6,518        9,307
Miscellaneous                           2,500            0
                                    ---------    ---------
         TOTAL EXPENSES               681,943      517,306
                                    ---------    ---------
         OPERATING INCOME (LOSS)     (174,558)      75,757

OTHER INCOME/(EXPENSE)

Profit/(Loss) on sale of Assets          --        111,593
Rental Income                            --         28,086
Income Tax (Expense) Benefit:
         Current                         --           --
         Deferred                        --           --
                                    ---------    ---------

         NET INCOME                  (174,558)     215,436


                               Fresh'n Lite, Inc.
                             Statement of Cash Flow
                       For the Three Month Periods Ending
                        March 31, 1997 and March 31, 1998


                                                              March 31,     March 31,
                                                                1997         1998
                                                                           (Unaudited)



Cash Flows from Operating Activities

Net Income (Loss)                                             $(174,558)   $ 215,436

Adjustments to Reconcile Net Income
 To Net Cash Provided by Operating Activities:
         Depreciation                                            38,464       36,150
         Amortization                                           192,294       14,850

         Net Change in Assets and Liabilities
         Decrease/(Increase) in Inventory                       (27,768)         103
         (Decrease)/Increase in Accounts Payable                (18,070)     (57,660)
         (Decrease)/Increase in Accrued Expenses                (40,018)     (19,781)
                                                              ---------    ---------
         Total Adjustments                                      144,902      (26,338)
                                                              ---------    ---------
         Net Cash Provided by Operating Activities              (29,656)     189,098

Cash Flows from Investing Activities:

Capital Expenditures                                           (239,804)    (919,139)
Expenditures for Preopening/Remodel Costs
         And other Assets                                       (24,020)           0
(Increase)/Decrease in Notes Receivable                         (19,221)      18,538
Increase in Deferred Franchise System Costs                     (39,969)           0
Net Proceeds from Sale of Assets                                      0      461,580
                                                              ---------    ---------
                  Net Cash Used in Investing Activities        (323,014)    (439,021)

Cash Flows from Financing Activities:

Sale of Common Stock                                            698,000      297,555
Borrowing on Notes Payable                                      385,000      633,158
Principal Payments on Notes Payable                            (556,727)    (500,000)
                                                              ---------    ---------
                  Net Cash Provided by Financing Activities     526,273      430,713

         NET INCREASE/(DECREASE) IN CASH                        173,603      180,790

CASH AT BEGINNING OF YEAR                                        19,640       20,373
                                                              ---------    ---------
CASH AT END OF PERIOD                                           193,243      201,163



                               Fresh'n Lite, Inc.
                      Notes To Interim Financial Statements
                        For the Three Month Period Ending
                                 March 31, 1998

Note 1.  Basis of Presentation

         The condensed consolidated financial statements of Fresh'n Lite, Inc as of March 31, 1997 and March 31, 1998 have been prepared by the Company, pursuant to the rules and regulations of the Securities Exchange Commission. The Compmany owns and operates 4 restaurants under the names of "Fresh'n Lite Cafe & Grill" and "Street Talk Cafe".

         The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. However, these operating results are not necessarily indicative of the results expected for the full fiscal year. Certain information and footnote disclosures normally included in annual financial statements perpared in accordance with generally accepted accounting principals have been omitted pursuant to such rules and regulations. The notes to the condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the May 1, 1997 Form 10-KSB. Company management believes that the disclosures are sufficient for interim financial reporting purposes.

Note 2.  Sale of restaurant facility

         On March 17th, 1998 the company sold its facility in Nacogdoches, Texas. The Company realized a gain of $111,593 on the sale of this facility which was previously classified as "assetts held for sale".

Note 3.  Subsequent Event

         On April 3rd, 1998 the Board of Directors approved a plan to repurchase up to 100,000 shares of the Company's common stock. Repurchases will be made from time to time in open market transactions. All repurchases will be made in accordance with applicable securities regulations, and the timing of the repurchases will be dependent upon market conditions, share price, and other factors. The repurchased common stock may be used by the Company to meet the needs of its various stock option plans, or for other corporate purposes.

         On April 8th, 1997 the Board of Directors approved an increase in the previously approved stock repurchase plan from 100,000 to 150,000 shares.

Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS

Overview

         The Company was organized in June of 1990 as Bosko's, Inc. under the laws of the State of Delaware, in November of 1992 the Company changed it's name to Fresh'n Lite, Inc. and in November of 1995 merged into a Texas corporation also bearing the name Fresh'n Lite, Inc.. The Company currently owns and operates 3 Fresh'n Lite Cafe & Grill restaurants, in Dallas, Irving (Valley Ranch), and The Colony, Texas. The Company's prototype Street Talk Cafe restaurant opened May 7, 1998 in Richardson, Texas. The Company plans to expand by opening additional Street Talk Cafe restaurants on a Company owned basis in the Dallas/Ft Worth demographic market area.


Fiscal Years 1995 - 1997 Review

         Operating revenues for 1995 were $1,840,756, with a gross profit of $1,318,576 (72%) and operating income of $89,113 before adding royalty revenues of $5,211 and a franchise fee of $50,000, which increased overall operating income to $144,324.

         Operating revenues for 1996 were $2,602,533, with a gross profit of $1,862,111 (71.5%), and operating income of $282,327, before adding royalty revenues of $34,744, which increased operating income to $317,101.

         Operating revenues for 1997 were $3,106,144, with a gross profit of $2,215,200 (71.4 %), and operating income of $166,862 which included a one time charge of $169,075 for the accelerated amortization of start up costs associated with the sale of the Nacogdoches and Texarkana facilities. Prior to this charge operating income was $335,937. The company discontinued its franchise operation in early 1996 therefore no royalty revenues or franchise fees are reflected in the 1997 numbers.

Quarter Ending March 31, 1998 Summary of Financial Statement

         For the thirteen weeks ending March 31, 1998 the Company has generated revenues of $798,219 compared to revenues in the same period 1997 of $710,556, a 12.3% gain, a gross profit of $160,602 compared to gross profit in the same period of 1997 of $73,987, a 217% gain, and positive net income of $103,842 compared to a net operating loss of $176,515.

Liquidity and Capital Resources

         Historically the Company has required capital to fund the operations and capital expenditure requirements of its Company-owned restaurants.

         From January 4, 1995 through December 12, 1997 the Company received proceeds from its intra-state offering of $2,219,500.00. Approximately $287,600.00 of the proceeds were used to cover offering related costs, including underwriting discounts and commissions. The remaining proceeds were used for the development of additional restaurants, the acquisition of the Company's corporate offices, and general corporate purposes.

         The Company met fiscal 1997 capital requirements with cash generated by operations, the proceeds from the intra-state offering, and borrowing on notes payable. In fiscal 1997 the Company's operations generated approximately $644,352 in cash, as compared to $551,804 in fiscal 1996 and $461,811 in fiscal 1995. The Company's restaurant operations are labor intensive and do not have significant receivables or inventory. The Company receives trade credit based upon negotiated terms in purchasing food and supplies and ordinarily operates with a relatively small level of working capital.

         The Company's principal capital requirements are the funding of new restaurant development or acquisitions and remodeling of existing units. During fiscal 1997, the Company constructed and opened one unit in The Colony, Texas and began construction of a second unit in Richardson, Texas, and purchased its corporate offices facility. The total capital outlay for the year was $2,288,392. Opening additional Company-owned restaurants is a key component of its expansion strategy.


         The Company is currently operating out of cash flow from operations. Its ability to expand depends on the ability of management to secure additional sources of funding. The current plans include the procurement of additional debt through traditional lending institutions. The company is currently exploring the placement of private debt which may include convertible instruments.

Plan of Operations

         The Company has planned the following operations for the 1998 calendar year, including;

          (i) Convert the Fresh'n Lite Cafe & Grill located at 6150 Frankford Rd. Dallas, Texas to a Street Talk Cafe.

         (ii) Open two additional Street Talk Cafe restaurants at locations still to be negotiated.

Risk Factors

         The Company cautions readers that its business is subject to a number of risks, any of which could cause the actual results of the Company to differ materially from those indicated by forward-looking statements made from time to time in releases, including this Form 10-QSB, and oral statements. Such risks were presented in the Company's intra-state offering registrations which was filed with the Texas Board of Securities which was declared effected January 4, 1995, and related propectus, some of which are being presented again in this Form 10-QSB. Certain risk factors have been presented throughout this document, including, among others, expansion strategy; managers and other employees; availability of food products; competition and government regulation. Certain other risks to which the Company is subject include:

         Seasonality of Business. Based on the Company's limited experience, Management believes that restaurant sales should be greater during the summer months. However, because the Company's experience is limited in the Dallas area, there can be no assurance that such will be the case in the future.

         Impact of Inflation. The Company does not believe that inflation has materially impacted net income during the past three years. Substantial increases  in  costs  and  expenses,  particularly  food,  supplies,  labor  and operating expenses, could have a significant impact on the Company's operating results to the extent such increases cannot be passed along to customers. If operating expenses increase, management intends to attempt to recover increased costs by increasing prices to the extent deemed advisable considering competitive conditions.

         Accelerating Growth Strategy. The Company's ability to expand by adding Company-owned restaurants will depend on a number of factors, including the availability of suitable locations, the ability to hire, train and retain an adequate number of experienced management and hourly employees, the availability of acceptable lease terms and adequate financing, timely construction of restaurants, the ability to obtain various government permits and licenses and other factors, come of which are beyond the control of the Company. There can be no assurance that the Company will be able to open the number of restaurants it currently plans to open or that new restaurants can be operated profitably. In addition, the Company intends to expand using the "Street Talk Cafe" name which is yet unproven. There can be no assurance as to the success of the Company's efforts to expand using the new name.

         Control of the Company by Management. Approximately 31% of the Common Stock and rights to acquire Common Stock of the Company are beneficially owned or held by Curtis A. Swanson, Stanly L. Swanson, Ed Dmytryk, and Bob Lilly.

         Shares Eligible for Future Sale and Stock Price. Sales of substantial amounts of shares in the public market could adversely affect the market price of the Common Stock. The Company currently has 6,356,852 shares of Common Stock outstanding. Of these shares 1,701,000 are "restricted securties", as defined by Rule 144 adobted under the Securities Act of 1933, as amended. An additional 893,800 of these shares are restricted pursuant to the "intra-state" offering exemption under the Securities Act of 1933, as amended. Pursuant to this rule the "intra-state" offering shares will become free trading on September 12, 1998.

         Competition. The restaurant industry is intensely competitive. The Company competes against other family dining concepts, as well as quick service and casual dining concepts, for customers and employees. See "Item 1. Business - Competition."

Employees

         The Company expects to hire three full time management personnel and thirty part time hourly personnel with the opening of each new restaurant operation. The cost of these personnel should be 25% of the annual operating revenue to be generated by each operation, the initial cost of hiring and training of all personnel is covered in the store start up costs.



                                     PART II

Item 1.  LEGAL PROCEEDINGS

The company is not currently a party to any litigation.

Item 2.  CHANGES IN SECURITIES

None
Item 3.  DEFAULTS UPON SENIOR SECURITIES

None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The annual Meeting of Shareholders was held on May1st, 1998.

         (b) Each of the management's nominees, as described below, was elected a director to hold office until the next annual meeting of shareholders or until his or her successor is elected and qualified.

              Stanley L. Swanson, Curtis A. Swanson, Henry Leonard, Ed Dmytryk, and Bob Lilly.

    Number of Affirmative Votes Cast     Number of Withhold Authority Votes Cast

             4,567,896                                   0

         (C) The following matter was also voted upon at the meeting and approved by the following shareholders:

                  (i) approval of the Company's 1998 incentive stock option plan authorizing the issuance of up to 300,000 options to purchase the company's common stock at a price equal to the bid price of the common stock as quoted by the NASDAQ OTC-BB or other applicable market on the day of issuance. Said options being excersisable for a period of 5 years from the date of issuance.

        Number of Affirmative Votes Cast       Number of Negative Votes Cast

               4,567,896                                   0

                          Number of Abstain Votes Cast

                                        0


Item 6.  Exhibits

Hereafter set forth as an Exhibit to the Form 10-QSB of Fresh'n Lite, Inc. (or incorporated by reference) are the following exhibits:

No. as per Item 601 of Regulation S-B                         Description
-------------------------------------------------------------------------

3.1*                                            Articles of Incorporation
3.2*                                            By-Laws

4.1**                                           Warrant Agreement

11.1*                                           Statement re: computation of per
                                                share earnings

*Filed as an exhibit to the Company's Form 10-SB filed October 23rd, 1997, and incorporated herein by reference.
**Filed as an exhibit to the Company's Form 10-KSB filed May 1, 1998, and incorporated herein by reference.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Fresh'n Lite, Inc.

Date:    May 20, 1998                By: /s/ Stanley L. Swanson
                                         ---------------------------------------
                                     Stanley L. Swanson, Chief Executive Officer
                                     (Duly Authorized Signatory)



Date:    May 20, 1998                By: /s/ Curtis A. Swanson
                                         ---------------------------------------
                                     Curtis A. Swanson, Chief Financial Officer
                                     And Executive Vice President
                                     (Duly Authorized Signatory)