Form 10QSB
period 1998-06-30
FRESH N LITE INC
filed 1998-08-14
CIK 921066

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________

                        Commission file number 001-13559


                               FRESH'N LITE, INC.
                 (Name of small business issuer in its charter)

                  TEXAS                                75-2337102
     (State of other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization

     1705 E. WHALEY, LONGVIEW, TEXAS                     75605
(Address of principal executive offices)               (Zip Code)

                    Issuer's telephone number (903) 758-2811


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]


Number of shares outstanding of each of the issuer's classes of common stock, as of August 10, 1998: 6,356,852 shares of common stock, par value $.01.

                               FRESH'N LITE, INC.


                                                                                                          PAGE NO.
                                                                                                          --------

PART I            FINANCIAL INFORMATION..........................................................           2

Item 1.           Financial Statements...........................................................           2

                  Condensed Balance Sheet for the Six Month Period
                  Ended June 30, 1998............................................................           2

                  Condensed Income Statement For Three Month and
                  Six Month Periods Ended June 30, 1997 and June 30, 1998........................           4

                  Condensed Statement of Cash Flows for the Six Month
                  Periods Ended June 30, 1997 and June 30, 1998..................................           5

                  Notes to Interim Condensed Financial Statements (Unaudited)....................           6

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..................................           8


PART II           OTHER INFORMATION..............................................................           11

Item 2.           Changes in Securities..........................................................           11

Item 4.           Submission of Matters to a Vote of Security Holders............................           11

Item 6.           Exhibits and Reports on Form 8-K...............................................           12

Signatures        ...............................................................................           13

Exhibit Index     ...............................................................................           14

                         PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                               FRESH'N LITE, INC.
                            CONDENSED BALANCE SHEET
                         FOR THE SIX MONTH PERIOD ENDED
                                 JUNE 30, 1998

                                                                         DECEMBER 31,          JUNE 30,
                                                                             1997                1998
                                                                         ------------        ------------
                                                                     (Restated Unaudited)     (Unaudited)

         ASSETS

         CURRENT ASSETS
Cash ............................................................         $    20,373          $ 1,789,639
Inventory .......................................................              26,571               40,270
                                                                          -----------          -----------
         Total Current Assets ...................................              46,944            1,829,909
                                                                          -----------          -----------

         PROPERTY AND EQUIPMENT (Pledged)
Buildings .......................................................           3,774,141            5,347,868
Land ............................................................             135,000              385,000
Leasehold Improvements ..........................................              30,113               30,113
Vehicles and Equipment ..........................................           1,250,302            2,518,525
                                                                          -----------          -----------
         Total Property and Equipment ...........................           5,189,556            8,281,506

Accumulated Depreciation ........................................            (430,325)            (479,132)
                                                                          -----------          -----------

         Property and Equipment - Net............................           4,759,231            7,802,374
                                                                          -----------          -----------
         OTHER ASSETS
Assets Held for Sale, Net of Accumulated Depreciation ...........             909,835              241,413
Corporate Organizational Costs and Other Assets,
  Net of Accumulated Amortization ...............................              32,651               26,299
Notes Receivable - Related Parties ..............................             164,543               75,000
                                                                          -----------          -----------
         Total Other Assets .....................................           1,107,029              342,712
                                                                          -----------          -----------

         TOTAL ASSETS ...........................................           5,913,204            9,974,995
                                                                          ===========          ===========



See accompanying notes.

                               FRESH'N LITE, INC.
                            CONDENSED BALANCE SHEET
                         FOR THE SIX MONTH PERIOD ENDED
                                 JUNE 30, 1998
(Continued)

                                                                    DECEMBER 31,           JUNE 30,
                                                                        1997                 1998
                                                                    ------------         ------------
                                                                     (Restated           (Unaudited)
                                                                     Unaudited)

         LIABILITIES AND SHAREHOLDERS EQUITY

         CURRENT LIABILITIES
Accrued Expenses ..........................................         $   340,635          $    44,715
Accounts Payable ..........................................              52,864               67,547
Bank Overdraft ............................................              48,104                  --
Note Payable - Short Term .................................              10,249                  --
Income Tax Payable ........................................               8,800                8,800
Current Portion of Capital Lease Obligations ..............               6,175                6,175
Current Portion of Notes Payable - Long Term ..............             465,015              292,604
                                                                    -----------          -----------
         Total Current Liabilities ........................             931,842              419,841

         OTHER LIABILITIES
Capital Lease Obligations, Net of Current Portion .........             165,504              165,000
Notes Payable - Long Term, Net of Current Portion .........           1,101,437            2,206,874
Deferred Income Tax Liability .............................             121,200              121,200
                                                                    -----------          -----------
         Total Other Liabilities...........................           1,388,141            2,493,074
                                                                    -----------          -----------
         Total Liabilities ................................           2,319,983            2,912,915
                                                                    -----------          -----------

         SHAREHOLDERS EQUITY
Common Stock, $.01 Par Value; 50,000,000 Shares Authorized;
  6,356,852 Shares Issued and Outstanding..................              61,585               63,568
Additional Paid In Capital ................................           3,278,499            6,244,071
Retained Earnings - Prior .................................             135,001              254,387
Retained Earnings - Current ...............................             119,386              501,304
Less Treasury Stock, at Cost ..............................              (1,250)              (1,250)
                                                                    -----------          -----------

         Total Shareholders Equity ........................           3,593,221            7,062,080
                                                                    -----------          -----------

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY .................           5,913,204            9,974,995
                                                                    ===========          ===========




See accompanying notes.

                               FRESH'N LITE, INC.
                           CONDENSED INCOME STATEMENT
                FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED
                        JUNE 30, 1997 AND JUNE 30, 1998

                                                            THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                                  JUNE 30,                                 JUNE 30,
                                                      --------------------------------         -------------------------------
                                                          1997                 1998                1997                1998
                                                      -----------          -----------         -----------         -----------
                                                      (Restated            (Unaudited)          (Restated           (Unaudited)
                                                      Unaudited)                                Unaudited)
SALES .......................................         $   809,930          $   942,635          $ 1,522,822         $ 1,740,854

    EXPENSES
Food and Beverage Costs .....................             221,410              268,455              426,377             473,611
Salaries and Contract Labor .................             209,736              208,857              418,572             436,879
Payroll and other Taxes .....................              32,126               34,389               64,690              74,271
Professional Fees ...........................              27,927               19,087               81,819              27,515
Advertising and Promotional .................              20,138               27,155               38,706              42,440
Rent ........................................              34,308               57,984               69,952             108,563
Insurance ...................................               8,963               17,588               22,767              34,709
Telephone ...................................               9,962                5,983               17,820              11,292
Travel ......................................               4,325                3,657                8,075               6,888
Utilities ...................................              21,208               23,357               46,253              46,949
Depreciation ................................              51,701               34,618               90,165              70,768
Amortization ................................              19,472               16,567              211,766              31,417
Interest ....................................              36,841               43,888               56,585              77,734
Linen and Laundry ...........................              10,946               12,042               16,230              23,617
Repairs and Maintenance .....................              16,765               15,595               34,483              35,654
Supplies ....................................               6,833               11,535               13,351              20,842
Miscellaneous ...............................               6,375                6,080                8,875               6,080
                                                      -----------          -----------          -----------         -----------
    Total Expenses ..........................             739,036              806,837            1,626,486           1,529,229
                                                      -----------          -----------          -----------         -----------

    OPERATING INCOME (LOSS) .................              70,894              135,798             (103,664)            211,625

OTHER INCOME/(EXPENSE)
Profit / (Loss) on Sale of Assets ...........                --                150,000                 --               261,593
Rental Income ...............................                --                   --                   --                28,086
Income Tax (Expense) Benefit:
    Current .................................                --                   --                   --                  --
    Deferred ................................                --                   --                   --                  --
                                                      -----------          -----------          -----------         -----------

    NET INCOME ..............................              70,894              285,868             (103,664)            501,304

Basic Earnings Per Share ....................         $      .012          $      .045          $     (.017)        $      .079
Diluted Earnings Per Share ..................         $      .012          $      .045          $     (.017)        $      .079





See accompanying notes.

                               FRESH'N LITE, INC.
                       CONDENSED STATEMENT OF CASH FLOWS
                        FOR THE SIX MONTH PERIODS ENDED
                        JUNE 30, 1997 AND JUNE 30, 1998

                                                           JUNE 30, 1997       JUNE 30, 1998
                                                           -------------       -------------
                                                        (Restated Unaudited)    (Unaudited)

Cash Flows from Operating Activities:
   Net Income (Loss) .............................         $  (103,653)         $   501,304
                                                           -----------          -----------

Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
    Depreciation .................................              90,165               70,768
    Amortization .................................             211,766               31,417

    Net Change in Assets and Liabilities:
        Decrease / (Increase) in Inventory .......             (28,215)             (13,699)
        (Decrease) / Increase in Accounts Payable               (6,537)              14,683
        (Decrease) / Increase in Accrued Expenses             (114,277)            (295,920)
                                                           -----------          -----------
    Total Adjustments ............................             152,902             (192,751)
                                                           -----------          -----------
        Net Cash Provided by Operating Activities              (49,249)             308,553
                                                           -----------          -----------
Cash Flows from Investing Activities:
    Capital Expenditures .........................            (612,822)          (3,091,950)
    Expenditures for Preopening/Remodel Costs
      and other Assets ...........................             (24,020)                   0
    (Increase) / Decrease in Notes Receivable ....             (25,521)              89,543
    Increase in Deferred Franchise System Costs ..             (39,969)                   0
    Net Proceeds from Sale of Assets .............                  11              562,539
                                                           -----------          -----------
        Net Cash Used in Investing Activities ....            (702,321)          (2,439,868)
                                                           -----------          -----------
Cash Flows from Financing Activities:
    Sale of Common Stock .........................             959,500            2,967,555
    Borrowing on Notes Payable ...................                   0            1,433,026
    Principal Payments on Notes Payable ..........            (166,585)            (500,000)
                                                           -----------          -----------
        Net Cash Provided by Financing Activities              792,915            3,900,581
                                                           -----------          -----------

    NET INCREASE / (DECREASE) IN CASH ............              41,345            1,769,266
    CASH AT BEGINNING OF YEAR ....................              18,967               20,373
                                                           -----------          -----------
    CASH AT END OF PERIOD ........................              60,312            1,789,639
                                                           ===========          ===========




See accompanying notes.

                               FRESH'N LITE, INC.
                NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                         FOR THE SIX MONTH PERIOD ENDED
                                 JUNE 30, 1998
                                  (Unaudited)


NOTE 1.    BASIS OF PRESENTATION

           The condensed financial statements of Fresh'n Lite, Inc. (the "Company") as of June 30, 1997 and June 30, 1998 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The Company owns and operates four restaurants under the names of "Fresh'n Lite Cafe & Grill" and "Street Talk Cafe."

           The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. However, these operating results are not necessarily indicative of the results expected for the full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principals have been omitted pursuant to such rules and regulations. The notes to the condensed financial statements should be read in conjunction with the notes to the financial statements contained in the Form 10-SB/A-3 filed on August 14, 1998. Company management believes that the disclosures are sufficient for interim financial reporting purposes.

NOTE 2.    SALE OF RESTAURANT FACILITY

           On March 17, 1998, the Company sold its facility in Nacogdoches, Texas. The Company realized a gain of $111,593 on the sale of this facility which was previously classified as "assets held for sale."

           On June 29, 1998, the Company sold its facility in Texarkana, Texas. The Company realized a gain of $150,000 on the sale of this facility which was previously classified as "assets held for sale."

NOTE 3.    OTHER EVENTS

           On April 3, 1998, the Board of Directors approved a plan to repurchase up to 100,000 shares of the Company's common stock. Repurchases will be made from time to time in open market transactions. All repurchases will be made in accordance with applicable securities regulations, and the timing of the repurchases will be dependent upon market conditions, share price and other factors. The repurchased common stock may be used by the Company to meet the needs of its various stock option plans or for other corporate purposes.

           On April 8, 1998, the Board of Directors approved an increase in the previously approved stock repurchase plan from 100,000 to 150,000 shares.

           On May 29, 1998, the Company issued $1,500,000 of 6% Convertible Debentures due May 29, 2000 (the "A Debentures"), in a private placement to three accredited investors (the "Investors"). The private placement yielded $1,335,000 in net proceeds to the Company (after deduction of the placement agent's fees and fees of counsel for the Investors). In connection with the private

                               FRESH'N LITE, INC.
                NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                         FOR THE SIX MONTH PERIOD ENDED
                                 JUNE 30, 1998
                                  (Unaudited)


           placement, the Company also issued to the Investors, warrants to purchase up to an aggregate of 75,000 shares of the Company's common stock (the "Warrants"). The Company issued to the placement agent a Warrant to purchase up to 50,000 shares of the Company's common stock. The exercise price for the Warrants is $4.40 per share, which is equal to 110% of the average closing bid prices of the Company's common stock for the five trading days immediately preceding May 29, 1998.

           The A Debentures can be converted into shares of the Company's common stock. The number of shares of common stock to be issued upon any such conversion will be determined based upon the lesser of (a) $4.00 per share (the closing bid price of the common stock on May 28, 1998), or (b) the average closing bid prices of the Company's common stock for the five trading day period ending on the trading day immediately preceding the date on which such A Debenture is converted, multiplied by a discount ranging from 25% to 17.5%. The Company granted to the Investors certain registration rights with respect to the shares of common stock underlying the A Debentures and the Warrants.

           The beneficial conversion feature attached to the A Debentures is valued at $500,000. The value is calculated at the date of issue as the difference between the conversion price most beneficial to the investor and the fair value of the common stock into which the security is convertible, multiplied by the number of shares into which the security is convertible. This amount will be amortized into interest expense during the period between issuance of the debt and the date the securities can be converted at the highest discount.

           On June 30, 1998, the Company issued a second tranche of $1,500,000 of its 6% Convertible Debentures due June 30, 2000 (the "B Debentures"), in a private placement to two of the Investors. The private placement yielded $1,335,000 in net proceeds to the Company (after deduction of the placement agent's fees and fees of counsel for two of the Investors). In connection with the private placement, the Company also issued to two of the Investors Warrants to purchase up to an aggregate of 75,000 shares of the Company's common stock. The Company issued to the placement agent a Warrant to purchase up to 50,000 shares of the Company's common stock. The exercise price for the Warrants is $4.30 per share, which is equal to 110% of the average closing bid prices of the Company's common stock for the five trading days immediately preceding June 30, 1998.

           The B Debentures can be converted into shares of the Company's common stock. The number of shares of common stock to be issued upon any such conversion will be determined based upon the lesser of (a) $3.9062 per share (the closing bid price of the common stock on June 29, 1998), or (b) the average closing bid prices of the Company's common stock for the five trading day period ending on the trading day immediately preceding the date on which such B Debenture is converted, multiplied by a discount ranging from 25% to 17.5%. The Company granted to two of the Investors certain registration rights with respect to the shares of common stock underlying the B Debentures and the Warrants.

           The beneficial conversion feature attached to the B Debentures is valued at $500,000. The value is calculated at the date of issue as the difference between the conversion price most beneficial to the investor and the fair value of the common stock into which the security is convertible, multiplied by the number of shares into which the security is convertible. This amount will be amortized into interest expense during the period between issuance of the debt and the date the securities can be converted at the highest discount.

ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which can be identified by the use of forward-looking terminology such as, "may," "believe," "expect," "intend," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. All statements other than statements of historical fact included in this Form 10-QSB, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors with respect to any such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed in this Form 10-QSB, including, without limitation, in conjunction with the forward-looking statements included in this Form 10-QSB, and in the Company's Annual Report on Form 10-KSB/A-1 for the year ended December 31, 1997. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, but are not limited to, the newness of the Company, the need for additional capital and additional financing, the Company's limited restaurant base, lack of geographic diversification, the risks associated with expansion, a lack of marketing experience and activities, risks of franchising, seasonability, the choice of site locations, development and construction delays, need for additional personnel, increases in operating and food costs and availability of supplies, significant industry competition, government regulation, insurance claims and the ability of the Company to meet its stated business goals. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

         The following discussion of the results of operations and financial condition should be read in conjunction with the Financial Statements and related Notes thereto included herein.

OVERVIEW

         The Company was organized in June of 1990 as Bosko's, Inc. under the laws of the State of Delaware. In November of 1992 the Company changed its name to Fresh'n Lite, Inc., and in November of 1995 the Company merged into a Texas corporation also bearing the name Fresh'n Lite, Inc. The Company currently owns and operates 3 Fresh'n Lite Cafe & Grill restaurants, in Dallas, Irving (Valley Ranch), and The Colony, Texas. The Company's prototype Street Talk Cafe restaurant opened May 7, 1998 in Richardson, Texas. The Company plans to expand by opening additional Street Talk Cafe restaurants on a Company owned basis in the Dallas/Ft. Worth demographic market area.

RESULTS OF OPERATIONS

         Comparison of Three Months Ended June 30, 1997 and 1998

         Revenues. For the three months ended June 30, 1998, the Company has generated revenues of $942,635 compared to revenues in the same period of 1997 of $809,930, a 16.4% gain. The increase in revenues was due to the fact that the Valley Ranch location only operated for 4 1/2 months of the same period in 1997 and The Colony facility was not operating during the same period of 1997. The Company attributes the increase to increased promotion associated with Chad Hennings' involvement with the

Company. The Fresh'n Lite restaurant at Preston and Frankford which would have been able to demonstrate same store sales was closed for 45 days during the period in order to convert it to a Street Talk Cafe concept.

         Costs and Expenses. Costs and expenses for the three month period ended June 30, 1998 increased by $67,801, or 9.2% to $806,837 as compared to $739,036 for the corresponding period of 1997. This was primarily due to higher volume stores in the Dallas market. Other variances between the costs and expenses for the three month periods are minimal.

         Net Income. The Company had a net income for the three months ended June 30, 1998 of $285,868 compared to net income of $70,894 for the corresponding three months of 1997, representing $.045 and $.012 per share, respectively. Earnings per share figures are based on basic and diluted earnings per share.

         Comparison of Six Months Ended June 30, 1997 and 1998

         Revenues. For the six months ended June 30, 1998, the Company has generated revenues of $1,740,854 compared to revenues in the same period 1997 of $1,522,282, a 14.4% gain, a gross profit of $491,304 compared to a loss in the same period of 1997 of $103,653. The increase in revenues was due to the fact that the Valley Ranch location only operated for 4 1/2 months of the same period in 1997 and The Colony facility was not operating during the same period of 1997. The Company attributes the increase to increased promotion associated with Chad Hennings' involvement with the Company. The Fresh'n Lite restaurant at Preston and Frankford which would have been able to demonstrate same store sales was closed for 45 days during the period in order to convert it to a Street Talk Cafe concept.

         Costs and Expenses. Costs and expenses for the six month period ended June 30, 1998 decreased by $96,647, or 6.4% to $1,529,229 as compared to $1,626,486 for the corresponding period of 1997. This was primarily due to accelerated amortization costs associated with the closing of the Nacogdoches, Texas, facilities in the first quarter of 1997. Other variances between the costs and expenses for the first six months of 1998 and 1997 are minimal.

         Net Income. The Company had a net income for the six months ended June 30, 1998 of $501,304 compared to a net loss of $103,664 for the corresponding six months of 1997, representing $.079 and $(.017) per share, respectively. Earnings per share figures are based on basic and diluted earnings per share.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has required capital to fund the operations and capital expenditure requirements of its Company-owned restaurants.

         From January 4, 1995 through December 12, 1997, the Company received gross proceeds from an intra-state offering of $2,219,500.00. Approximately $287,600.00 of the proceeds were used to cover offering related costs, including underwriting discounts and commissions. The net proceeds were used primarily for the acquisition of the Company's corporate offices. The remaining proceeds were used to develop additional restaurants and for general corporate purposes.

         The Company met fiscal 1997 capital requirements with cash generated by operations, the proceeds from the intra-state offering and borrowing on notes payable. In fiscal 1997 the Company's operations generated approximately $644,352 in cash, as compared to $551,804 in fiscal 1996 and

$461,811 in fiscal 1995. The Company's restaurant operations are labor intensive and do not have significant receivables or inventory. The Company receives trade credit based upon negotiated terms in purchasing food and supplies and ordinarily operates with a relatively small level of working capital.

         The Company's principal capital requirements are the funding of new restaurant development or acquisitions and remodeling of existing units. During fiscal 1997, the Company constructed and opened one unit in The Colony, Texas, and began construction of a second unit in Richardson, Texas, and purchased its corporate offices facility. The total capital outlay for the year was $2,288,392. Opening additional Company-owned restaurants is a key component of its expansion strategy.

         The Company is currently operating out of cash flow from operations. The Company did two private placements of the A Debentures and the B Debentures on May 29, 1998 and June 29, 1998 providing net proceeds to the Company of $2,670,000. The proceeds will be used to fund the Company's expansion strategy of opening additional Street Talk Cafe restaurants in the Dallas/Ft. Worth market area. (See Note 3 to interim condensed financial statements "Other Events").

PLAN OF OPERATIONS

         The Company has planned the following operations for the 1998 calendar year, including:

         (i) Open three additional Street Talk Cafe restaurants at locations still to be negotiated.

         (ii) Convert the Fresh'n Lite Cafe & Grill located in The Colony, Texas to a Street Talk Cafe.

EMPLOYEES

         The Company expects to hire three full time management personnel and thirty part time hourly personnel with the opening of each new restaurant operation. The cost of these personnel should be 25% of the annual operating revenue to be generated by each operation. The initial cost of hiring and training of all personnel is covered in the store start up costs.

YEAR 2000 COMPLIANCE

         The Company uses current versions of widely used, publicly available software for its accounting, data processing, and point of sale computer requirements. The providers of the software utilized by the Company have stated that there will be no failures in the programs used by the Company resulting from the year 2000. The Company does not utilize any customized software. The Company has not yet determined the impact, if any, that year 2000 issued may have on its vendors. However, the Company believes there are adequate alternative vendors that can supply products and services to the Company if necessary. Finally, the Company's business is not highly dependent upon electronic data processing. In conclusion, the Company does not believe it is at a material risk from year 2000 issues.

                          PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

         On May 29,1998, the Company issued $1,500,000 of the A Debentures to the Investors. The private placement yielded $1,335,000 in net proceeds to the Company (after deduction for the payment of the placement agent's fees and fees of counsel for the Investors). In connection with the private placement, the Company also issued to the Investors, Warrants to purchase up to an aggregate of 75,000 shares of the Company's common stock. The Company issued to the placement agent a Warrant to purchase up to 50,000 shares of the Company's common stock. The exercise price for the Warrants is $4.43, which is equal to 110% of the average closing bid prices of the Company's common stock for the five trading days immediately preceding May 29, 1998.

         The A Debentures can be converted into shares of the Company's common stock. The number of shares of common stock to be issued upon any such conversion will be determined based upon the lesser of (a) $4.00 per share (the closing bid price of the common stock on May 28, 1998), or (b) the average closing bid prices of the Company's common stock for the five trading day period ending on the trading day immediately preceding the date on which such A Debenture is converted, multiplied by a discount ranging from 25% to 17.5%. The Company granted to the Investors certain registration rights with respect to the shares of common stock underlying the A Debentures and the Warrants.

         The beneficial conversion feature attached to the A Debentures is valued at $500,000. The value is calculated at the date of issue as the difference between the conversion price most beneficial to the investor and the fair value of the common stock into which the security is convertible, multiplied by the number of shares into which the security is convertible. This amount will be amortized into interest expense during the period between issuance of the debt and the date the securities can be converted at the highest discount.

         On June 30, 1998, the Company issued $1,500,000 of the B Debentures to two of the Investors. The private placement yielded $1,335,000 in net proceeds to the Company (after deduction for the payment of the placement agent's fees and fees of counsel for two of the Investors). In connection with the private placement, the Company also issued to two of the Investors, Warrants to purchase up to an aggregate of 75,000 shares of the Company's common stock. The Company issued to the placement agent a Warrant to purchase up to 50,000 shares of the Company's common stock. The exercise price for the Warrants is $4.43, which is equal to 110% of the average closing bid prices of the Company's common stock for the five trading days immediately preceding May 29, 1998.

         The B Debentures can be converted into shares of the Company's common stock. The number of shares of common stock to be issued upon any such conversion will be determined based upon the lesser of (a) $4.00 per share (the closing bid price of the common stock on May 28, 1998), or (b) the average closing bid prices of the Company's common stock for the five trading day period ending on the trading day immediately preceding the date on which such B Debenture is converted, multiplied by a discount ranging from 25% to 17.5%. The Company granted to two of the Investors certain registration rights with respect to the shares of common stock underlying the B Debentures and the Warrants.

         The beneficial conversion feature attached to the B Debentures is valued at $500,000. The value is calculated at the date of issue as the difference between the conversion price most beneficial to the investor and the fair value of the common stock into which the security is convertible, multiplied by the number of shares into which the security is convertible. This amount will be amortized into interest expense during the period between issuance of the debt and the date the securities can be converted at the highest discount.

         If the A Debentures and the B Debentures are converted and the Warrants are exercised, then the ownership positions of the shareholders who own the Company's common stock will be diluted.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a)      The Annual Meeting of Shareholders was held on May 1, 1998.

         (b) Each of the management's nominees, as described below, was elected a director to hold office until the next annual meeting of shareholders or until his or her successor is elected and qualified.

                  Stanley L. Swanson, Curtis A. Swanson, Henry Leonard, Ed Dmytryk and Bob Lilly.

                         Number of Affirmative                                 Number of Withhold
                              Votes Cast                                      Authority Votes Cast
                         ---------------------                                --------------------

                                4,567,896                                               0

         (c) The following matter was also voted upon at the meeting and approved by the following shareholders:

              (i) approval of the Company's 1997 Incentive Stock Option Plan authorizing the issuance of up to 300,000 options to purchase the Company's common stock at a price equal to the bid price of the common stock as quoted by the NASDAQ OTC-BB or other applicable market on the day of issuance. Said options are exercisable for a period of 5 years from the date of issuance.

                   Number of Affirmative                             Number of Negative
                        Votes Cast                                       Votes Cast
                   ---------------------                             ------------------

                          4,567,896                                           0

                                     Number of Abstain Votes Cast
                                     ----------------------------
                                                0


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         (a) Hereafter set forth as an exhibit to the Form 10-QSB of Fresh'n Lite, Inc. is the following exhibit:

                  No.               Description of Exhibit
                  ---               ----------------------

                  27                Financial Data Schedule

         (b)  Current Reports on Form 8-K:

              1. Current Report on Form 8-K dated May 29, 1998 pursuant to
                 Item 5.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       FRESH'N LITE, INC.
                                       (Registrant)


Date:    August 14, 1998               By: /s/ Stanley L. Swanson
                                           ------------------------------------
                                           Stanley L. Swanson, Chief
                                             Executive Officer
                                           (Duly Authorized Signatory)


Date:    August 14, 1998               By: /s/ Curtis A. Swanson
                                           ------------------------------------
                                           Curtis A. Swanson, Chief Financial
                                             Officer and Executive Vice
                                             President
                                           (Duly Authorized Signatory)

                                 EXHIBIT INDEX



No.               Description of Exhibit
---               ----------------------

27                Financial Data Schedule