Form 10KSB40/A
period 1997-12-31
FRESH N LITE INC
filed 1998-08-17
CIK 921066

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 FORM 10-KSB/A-1




[x]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934


                   For the fiscal year ended December 31, 1997
                                             -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from _________ to _________
                Commission file number _________________________


                               FRESH'N LITE, INC.
                 (Name of small business issuer in its charter)


                         TEXAS                                                     75-2337102
(State of other jurisdiction of incorporation or organization)        (I.R.S. Employer Identification No.)

            1705 E. WHALEY, LONGVIEW, TEXAS                                           75605
       (Address of principal executive offices)                                    (Zip Code)

                    Issuer's telephone number: (903) 758-2811


Securities registered under Section 12(b) of the Exchange Act:



                  Title of each class                               Name of each exchange on which registered

      ==========================================                   ==========================================

Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK, PAR VALUE $.01
                                (Title of class)


CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for the most recent fiscal year:  $3,106,144.


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


Transitional Small Business Disclosure Format:  Yes [X]  No [ ]

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

HISTORY

         Fresh'n Lite, Inc. (the "Company") is a Texas corporation. The Company originally was incorporated as a Delaware corporation on May 9, 1990, under the name "Bosko's, Inc." On November 9, 1992, the Bosko's, Inc. name was changed to "Fresh'n Lite, Inc."

         In October 1995, the Delaware corporation merged into its wholly-owned subsidiary, F'NL, Inc., a Texas corporation. F'NL, Inc. was the surviving corporation in the merger. F'NL, Inc. then changed its name to "Fresh'n Lite, Inc." The purpose of the merger was to convert the Delaware corporation into a Texas corporation.

         The Company was formed in connection with the creation of a restaurant in Marshall, Texas, which was named "Bosko's 3 N 1 D-Lite." In the past, the Company has operated restaurants in the Texas cities of Marshall, Tyler, Longview, Nacogdoches and Texarkana. Each of these restaurants has been closed or sold as the Company has developed its restaurant concept and as the Company has focused on middle class urban markets in the Dallas/Forth Worth metropolitan area.

COMPANY BUSINESS

         The Company currently operates three full-service restaurants located in the Texas cities of Dallas, The Colony and Valley Ranch (Irving) under the name "Fresh'n Lite Cafe & Grill." The Company also operates a full-service cafe and grill in Richardson, Texas, under the name "Street Talk Cafe."

         The Company's restaurants offer low-fat and non-fat meals and food items, including a wide selection of sandwiches, salads, pizzas, steaks, seafood, Tex-Mex and other food items and desserts that appeal to health-conscious customers. The Company believes that its restaurants' offerings do not sacrifice taste and represent a health-conscious alternative to traditional restaurant fare.

         The majority of the Company's food items are prepared to order using fresh meats, cheeses, and vegetables. While the restaurants offer full-service casual dining, the menus are designed to permit quick food preparation. The restaurants offer drive-thru and take-out service.

         The Company intends to focus on the Street Talk Cafe concept and may convert some or all of the Fresh'n Lite Cafe & Grill restaurants to the Street Talk Cafe format. The differences between the Street Talk Cafe concept and the Fresh'n Lite Cafe & Grill concept primarily relate to the restaurant's design and decor. In the Company's Street Talk Cafe restaurant, the dining area is divided into separate areas identified by decor and signage that represents Wall Street, a sports memorabilia shop, an antique store, a country general store, a farmer's market and a sidewalk cafe. Dividing the dining area into smaller units is intended to promote a more private dining atmosphere for the Company's customers. The Company believes that its customers will perceive the Street Talk Cafe concept as offering a quieter, less-bustling dining experience than is offered in an undivided dining area. The Company also believes that the Street Talk Cafe decor is distinctive from competing restaurants and is aesthetically attractive.

         The Company believes that its menu offerings are competitive in price relative to other casual dining restaurants that do not emphasize low-fat and non-fat food items. The Company believes that many consumers will perceive that the Company's restaurants offer high-quality food selections that can be part of a healthy eating regimen for the same price as food selections offered by competitors that would be less appropriate as part of a healthy eating regimen.

         The Company's primary supplier of goods is Consolidated Companies, Inc. ("Conco"). As of February 17, 1995, Conco entered into a five-year primary distribution agreement with the Company (the "Primary Distribution Agreement"), pursuant to which Conco has agreed to provide 90% of the products that are required by the Company and that Conco can provide. The Company currently purchases approximately 90% of its inventory from Conco. The Company purchases items from Conco, as-needed, on a net-30 day basis. The Company is current in its account with Conco. The Company also has accounts with other suppliers to ensure product availability in the event that Conco is unable to meet the Company's needs in the future. In connection with entering into the Primary Distribution Agreement, Conco purchased 133,332 shares of the Company's common stock, par value $.01 per share (the "Common Stock"), in March, 1995, for $199,999.

         The Company utilizes point of sale computer systems at all of the Company's restaurants. This system allows the Company to monitor the restaurants on a daily basis via computer modems and tracking software. These systems assist the Company in maintaining control of inventory, supplies and labor costs.

         Recently the Company issued in a private placement to three Investors, tranches of debentures raising $3,000,000 in gross proceeds ($2,670,000 in net proceeds). The Company intends to use the proceeds of the issuance to pursue the Company's business strategy. See "-- Concept and Strategy."

CONCEPT AND STRATEGY

         The Company offers high-quality food products that appeal to health-conscious consumers. The Company's restaurants offer reasonably-priced items in a comfortable and attractive atmosphere at reasonable prices. The Company currently focuses on middle-class urban markets in the Dallas/Fort Worth metropolitan area. The Company's restaurants offer a wide selection of sandwiches, salads, pizzas, steaks, seafood, Tex-Mex and other food items and desserts.

         The Company's restaurants are designed to offer full service to the casual diner with food preparation time comparable to fast-food restaurants. This allows rapid turnover of lunch-time crowds. The Company's restaurants offer drive-thru or take-out service.

         The Company currently intends to concentrate its expansion efforts in the Dallas/Fort Worth metropolitan area. The Company believes that this area can support up to 20 additional Street Talk Cafe restaurants. The Company's strategy is to grow through: (i) identifying appropriate target markets within the Dallas/Fort Worth metropolitan area, and (ii) constructing new Street Talk Cafe restaurants in such markets. The Company also may consider expanding through franchising.

         Currently, the Company has not entered into any leases for additional locations for Street Talk Cafe restaurants. The Company's expansion plans are subject to the following: (1) identification of appropriate locations, (2) the successful negotiation of ground or building leases on acceptable terms, (3) the availability of capital or other financing for the construction of new restaurants, (4) the availability of full-time and part-time employees, and (5) economic and competitive conditions. The Company intends to pursue a plan for a 10 store build-to-suit package at $1 million per store with a developer that will build the stores and lease them back to the Company. Under any such plan the Company intends to find the land and provide all fixtures, signage and build-outs for the restaurants. No assurances can be given that the Company will be able to implement successfully its expansion strategy.

FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-KSB/A-1 includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which can be identified by the use of forward-looking terminology such as, "may," "believe," "expect," "intend," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. All statements other than statements of historical fact included in this Form 10-KSB, including, without limitation, the statements under "Description of Business," "Description of Property," and "Market for the Registrant's Common Equity and Related Shareholder Matters" located elsewhere herein regarding the financial position and liquidity of the Company, its ability to service its indebtedness, its strategic plans including its ability to locate and construct restaurants and other matters, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors with respect to any such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed in this Form 10-KSB/A-1, including, without limitation, in conjunction with the forward-looking statements included in this Form 10-KSB/A-1. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, but are not limited to, the newness of the Company, the need for additional capital and additional financing, the Company's limited restaurant base, lack of geographic diversification, the risks associated with expansion, a lack of marketing experience and activities, risks of franchising, seasonability, the choice of site locations, development and construction delays, need for additional personnel, increases in operating and food costs and availability of supplies, significant industry competition, government regulation, insurance claims and the ability of the Company to meet its stated business goals. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

RISK FACTORS

         Newness of Company

         The Company was incorporated in May, 1990. Its founders opened their first restaurant in June of 1989. Currently, only four Company owned restaurants are operating. A restaurant was opened on October 31, 1995 near Six Flags in Arlington, Texas as a franchised restaurant owned by F'NL Investments, LLC which is owned by two of the Company's directors. The operators of that restaurant have elected to convert that restaurant to a pizza restaurant and to open the franchised restaurant at a future date in Arlington at a location yet to be determined. The Company has no significant presence in the markets it hopes to enter, and older, more established and higher-capitalized companies may develop concepts similar to the Company's and hence provide a greater competitive threat. Also, there is as yet no broad-based proven market for the Company's "Fresh'n Lite" or "Street Talk Cafe" business concepts. Investing in immature enterprises like the Company entails risks not often encountered in older, more established companies. Small, relatively new companies historically experience a relatively high rate of failure due to such factors as shortage of funds, shortage of competent personnel, competition from larger companies, and general economic conditions. There is no assurance that management's previous experience will enable it to successfully build the Company nor is there any assurance that the Company can raise sufficient capital to continue its expansion operations or further develop its concept.

         Need for Additional Capital and Additional Financing

         The Company's ability to generate operating and net income in the future will depend on the success of its operating restaurants. There can be no assurance that the Company will be profitable in the future. The Company anticipates that its expansion plans will require substantial additional capital that may be greater than can be funded from operations. In such a case, the Company will be required to raise additional capital through equity or debt financings. Such sources of financing, if available, may include bank financing, third-party equity investors, joint venture financing and similar arrangements. The Company typically borrows funds in connection with specific real estate transactions and does not have any revolving line of credit outstanding. The Company, however, since the end of fiscal year 1997 has raised $2,670,000 in net proceeds from the private placement of debentures. The Company has no other current arrangement with respect to, or potential sources of, additional financing. Consequently, there can be no assurance that any additional financing will be available to the Company when needed, on commercially reasonable terms, or at all. Any inability to obtain additional financing when needed would have a material adverse effect on the Company. In addition, any additional equity financing may involve substantial dilution to the interests of the Company's then existing stockholders.

         Limited Restaurant Base; Dependence Upon Four Restaurants; High Restaurant Failure Rate

         All of the Company's revenues are presently derived from only four restaurants. There can be no assurance that any new restaurants will be opened or if opened will be successful or operate profitably. The lack of success or closing of any of the Company's existing restaurants, or the unsuccessful operation of any new restaurant, would have a material adverse effect upon the financial condition and results of operations of the Company.

         Reliance on Key Employees

         The Company relies heavily on the Chief Executive Officer, the President and the Chief Financial Officer for the operation of the Company's business. The Company could be adversely affected should any of these individuals become unable to operate in this capacity. See "Item 3." The Company hopes to be able to internally train people or to attract sufficient personnel by offering appealing career opportunities and benefits, but there is no assurance that the Company will succeed. An inability to attract such personnel or the unavailability of these persons, whether as a result of labor shortages, death, disability, termination or otherwise, could have a substantial adverse effect on the Company's prospects and anticipated operations and, consequently, the value of the Common Stock. The Company currently holds $300,000 in "key man" life insurance on Stanley L. Swanson and $300,000 on Curtis A. Swanson. The Company may purchase key man life insurance on Henry Leonard as well. There can be no assurance that such insurance can be obtained. Other than this insurance, the Company does not anticipate that it will have any protection in the event that any of such persons or other key personnel become incapacitated, disabled or otherwise unable to serve.

         Dependence on Local Economy; Lack of Geographic Diversification

         The Company presently operates stores only in the Dallas/Ft. Worth metropolitan area. Therefore, the Company's results will initially be tied to the economic strength of this area. Though the management believes that the economic outlook for Texas in general and this area in particular is reasonably favorable, there can be no assurance of this assessment.

         Risks of Expansion

         The Company intends to pursue a strategy for expansion which includes the opening of new Company-owned restaurants and the development and implementation of a franchising program. The success of the Company's planned expansion will depend upon a number of factors not entirely within the Company's control, including among others, the cost and availability of suitable locations and the negotiation of acceptable leases, the ability to meet development and construction schedules, the securing of required governmental permits and other regulatory approvals, the hiring and training of management and other personnel, the terms and availability of financing and other general economic and business conditions. Any problems or delays encountered in any one of these areas can result in substantial increases in costs to the Company as well as delays in the opening of new restaurants. The Company has only four restaurants to date, and, accordingly, because of its lack of expertise, its cost and timing estimates may be inaccurate and additional unanticipated problems may arise. The Company's proposed expansion plans will also require the implementation of enhanced operational and financial systems and will require additional management, operational and financial resources. There can be no assurance that the Company will effectively manage its expanding operations and anticipate all of the changing demands that its planned expansion will impose on its systems and controls. The Company's failure to upgrade management, operating and financial control systems or other unexpected difficulties encountered during expansion could adversely affect the Company's business, financial condition and results of operations. Additionally, in light of the Company's limited number of restaurants, the failure of any one of its restaurants could have a disproportionate effect on the financial results of operations of the Company as a whole.

         Lack of Marketing Experience and Activities

         The Company has limited marketing experience and, to date, has engaged in limited marketing activities. The growth of the Company's current restaurants and the success of its new restaurants, if any, will depend, to a large extent, upon its marketing efforts which will require substantial expenditures by the Company. There can be no assurance that the Company will be able to obtain financing for its marketing activities on terms acceptable to the Company, or at all. There can be no assurance that the Company's marketing efforts will be successful, that its restaurants will achieve significant market acceptance or that the Company will have the necessary funds to conduct its marketing activities.

         Risks of Franchising

         The Company intends to develop and implement a franchising program. Such program may not be implemented until after the Company opens additional Company-owned restaurants. The success of a franchising program will depend on numerous factors, including, but not limited to, the Company's ability to comply with regulatory requirements and to attract and retain qualified franchisees (which in turn will depend upon the Company's ability to successfully market and promote the Company's restaurant concepts). Compliance with Federal and state franchise sales laws and state franchise relationship laws is costly and time consuming, and there can be no assurance that the Company will not encounter difficulties or delays in this area. There can be no assurance that the Company will be successful in its efforts to expand through franchising or that future franchisees, if any, will be able to operate restaurants in a manner consistent with the Company's methods, standards and specifications.

         Geographic Concentration; Seasonality

         The Company's existing restaurants are all located in the Dallas/Ft. Worth metropolitan area and the Company currently plans to cluster its new restaurants within Texas and the southwestern states. Consequently, the Company's operating results may be affected by adverse economic, weather or other conditions in these regions that are beyond the Company's control. See
"-- Company Business." Moreover, adverse publicity, if any, regarding any Company restaurant could have a more severe impact on the Company's revenue than might be the case if the Company's restaurants were more broadly dispersed.

         Site Locations

         The choice of site location for each of the Company's restaurants is extremely important to the potential success of the particular establishment. The Company will be competing with a wide range of establishments in attempting to identify and secure desirable locations. Although the Company believes that it will be able to locate additional suitable sites, there can be no assurance that such sites will be available, viable or on economic terms acceptable to the Company.

         Development and Construction Delays

         In connection with the development and construction of any new Company restaurant, a number of events over which the Company will have no control could occur that might materially adversely affect the costs and completion time of such projects. Such events include governmental regulatory approvals, shortages of or the inability to obtain labor and/or materials, inability of the general contractor or subcontractors to perform under their contracts, strikes, adverse weather conditions and acts of God, availability and cost of needed debt or lease financing, and changes in Federal, state or local laws or regulations. In addition, the Company will also be dependent on unaffiliated third parties to complete the construction of its restaurants. Accordingly, there can be no assurance that the Company will be able to complete any restaurant in a timely manner or within its proposed budget.

         Need for Additional Personnel

         The Company's ability to successfully open and operate additional restaurants will depend upon the Company's hiring and retaining additional personnel who are experienced in the operation of casual dining restaurants, of which there can be no assurance. The Company's failure to hire additional experienced personnel will have a material adverse effect on the ability of the Company to open and successfully operate restaurants and to expand its operations thereafter.

         Increases in Operating and Food Costs; Availability of Supplies

         Increases in the cost of fresh meats and fresh produce could have a direct and immediate effect on the Company's results of operations. A substantial portion of the Company's revenues and food costs are derived from the sale and purchase of fresh products. The cost of fresh products fluctuates from time to time depending on a variety of factors beyond the control of the Company, such as weather conditions and seasonal demand. Dependence on frequent deliveries of fresh products also subjects food service businesses to the risk that shortages or interruptions in supply, caused by adverse weather or other conditions, could adversely affect restaurant sales. Additional factors such as inflation, increased utility, labor and employee benefit costs and the availability of qualified management and hourly employees are beyond the Company's control and may in the future affect the restaurant industry in general and the Company's restaurants in particular.

         Significant Industry Competition; Special Restaurant Industry Considerations

         The restaurant industry is intensely competitive with respect to price, service, location and food quality. There are many competitors of the Company that are better established, have substantially greater financial, marketing and other resources, have been in existence for a substantially longer period of time and have greater name brand recognition. Further, the restaurant industry is significantly affected by many external factors, including changes in the national economy or in regional or local economies, changes in the demographics of areas in which restaurants are situated, changes in consumer preferences and demands, and increases in the number and density of restaurants in a particular locale. Factors such as inflation and food costs may also affect the restaurant industry. There can be no assurance that the Company will be able to successfully compete in the restaurant industry.

         Insurance Coverage and Possible Claims

         The Company does not carry workers' compensation insurance. The Company has attempted to comply with Texas law to give proper notice to its employees and to the Texas Labor Board about its failure to provide such insurance. Failure to provide such insurance could subject the Company to additional risks because injuries to employees have no limitation on damages and certain common law defenses are not available to the Company. The Company has, however, obtained an occupational accident plan for injuries to its employees. This plan is adopted under the Employee Retirement Income Security Act ("ERISA" ) and is provided by Clarendon America Insurance Company with a combined single limit of $500,000 to cover accidental death, medical benefits, legal costs and a portion of lost wages for two years. There is a $1,000 deductible for each claim. There is no assurance that this policy will cover a major employee claim for injury or death. The Company also carries fire insurance, casualty insurance, burglary insurance and general liability insurance with such limits and deductibles as management deems prudent giving due consideration to the cost of such insurance. Companies in the food services industry are from time to time the subject of complaints, claims, litigation from customers alleging illness or injury or otherwise relating to food quality, health or other operational complaints. Adverse publicity resulting from such allegations may materially and adversely affect the Company and its restaurants, regardless of whether such allegations are valid or whether the Company is liable. Further, activities of the Company's franchisees, if any, over which the Company will have no control could expose the Company to litigation. There can be no assurance that the Company's liability insurance coverage is adequate or maintainable by the Company on acceptable terms or that the Company will be able to increase coverage, on acceptable terms, as new restaurants are opened and additional insurance is warranted. A partially or completely uninsured successful claim against the Company or a franchisee could have a material adverse effect on the Company's business and operations.

         No Dividends with Respect to Common Stock

         The Company has not paid or declared any cash dividends with respect to its Common Stock, nor does it anticipate any such payments or declarations in the foreseeable future. Any future dividends will be declared at the discretion of the Board of Directors of the Company and will depend, among other things, on the Company's earnings (if any) its financial requirements for future operations and growth and such other factors as the Company may then deem appropriate. Prospective investors should not rely on the receipt of dividends in the near future or at any time in the future when evaluating the merits of an investment in the Common Stock.

         No Preemptive Rights

         The shares of the Company's Common Stock have no preemptive rights for shareholders to subsequently acquire unissued or treasury shares when additional shares are sold to subsequent shareholders. Therefore, each shareholder's percentage share of the Company will decrease when the Company sells additional shares to subsequent shareholders.

         No Cumulative Voting

         Neither the Company's Articles of Incorporation nor its Bylaws provide cumulative voting rights. Therefore, the present holders of more than 50% of the shares voting for election of directors can elect all of the directors if they choose to do so, and in such event, the other shareholders holding less than 50% will not be able to elect any person or persons to the Board of Directors of the Company.

         Effect of Outstanding Options and Warrants

         For the term of the debentures and warrants issued by the Company in the recent private placement, the holders thereof are given an opportunity to profit from a rise in the market price of the Common Stock with a resulting dilution in the interests of the other shareholders. Further, the terms on which the Company may obtain additional financing during that period may be adversely affected by the existence of such debentures and warrants. The holders of the warrants and the debentures may exercise them at a time when the Company might be able to obtain additional capital through a new offering of securities on terms more favorable than those provided by such warrants and debentures.

         Government Regulation

         The Company is subject to various Federal, state and local laws affecting its business. Each of the Company's restaurants will be subject to licensing regulation by numerous governmental authorities, which may include alcohol beverage control, building, health and safety, and fire agencies in the state or municipality in which the restaurant is located. Difficulties in obtaining or failure to obtain the necessary licenses or approvals could delay or prevent the development of a new restaurant in an area. The Company is also subject to federal and state laws and regulations governing employer-employee relations, including those related to minimum wage requirements, overtime, working and safety conditions and immigrant status. Any difficulties or failures in obtaining required licenses or approvals could delay or prevent the opening of a new restaurant. The failure to obtain or retain food or other licenses or increases in the minimum wage rate, employee benefits (including costs associated with the mandated health insurance coverage) or other costs relating to employees could have an adverse effect on the Company's business. The Company also will be subject to compliance with federal and state franchise sales law and state franchise relationship laws to the extent it develops and implements a franchising program. Compliance with such franchise laws can be time consuming and costly and the Company's inability to comply with existing or future franchise laws may have a material adverse effect on the Company's business and prospects. The Company may become subject to government labeling and other requirements which would require disclosure of fat, sodium and other items in the Company's food, and in complying with these requirements, the Company may incur additional expense.

         Alcoholic beverage control regulations in each state require that the Company's restaurants apply to the specific state authority and, in certain locations, county and municipal authorities for a license or permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays. Typically, an alcoholic beverage license must be renewed annually and may be revoked or suspended for cause at any time. Alcohol beverage control regulations relate to numerous aspects of the daily operations of the Company's restaurants, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages. The failure of a restaurant to obtain or retain a liquor or food service license would adversely affect the particular restaurant's operations.

         Restaurants in most states are subject to "dram shop" laws and legislation, which imposes liability on licensed alcoholic beverage servers for injuries or damages caused by their negligent service of alcoholic beverages to a visibly intoxicated person or to a minor, if such service is the proximate cause of the injury or damage and such injury or damage is reasonably foreseeable. The Company maintains liquor liability insurance as part of its existing comprehensive general liability insurance, which it believes to be adequate to protect against such liability, although there can be no assurance that it will not be subject to a judgment in excess of such insurance coverage or that it will be able to continue to maintain such insurance coverage at reasonable costs or at all. The imposition of a judgment substantially in excess of the Company's insurance coverage would have a material adverse effect on the Company. In the event that such insurance coverage were to become unavailable in the future, it could materially and adversely affect the Company.


ITEM 2: DESCRIPTION OF PROPERTY

RESTAURANT LOCATIONS

         The following table provides information with respect to each of the Company's restaurant properties. The Dallas, Irving, The Colony, Texarkana, Longview and Richardson buildings are owned, with a lease on the land. The Company's current plan is to secure a 20-year lease with an option to purchase on any land to be used for an additional restaurant.



LOCATION                                               SQUARE FEET          LEASE EXPIRATION DATE
------------------------------------------------------------------------ ----------------------------
Dallas, Texas....................................     4,500 sq. ft.        February 21, 2015
Irving (Valley Ranch), Texas.....................     4,700 sq. ft.        November 15, 2016
The Colony, Texas................................     4,700 sq. ft.        October 15, 2017
Texarkana, Texas.................................     3,308 sq. ft.        February 1, 2014
Longview, Texas..................................     3,500 sq. ft.        January 6, 2012
Richardson, Texas................................     4,700 sq. ft.        December 15, 2017

         The Company no longer operates restaurants in the Texarkana and Longview locations. The Company's lease on the Longview land included an option to purchase the property which expired in 1997. In connection with the Company's proposed sale of the building on the Longview property, the Company solicited and received an extension of the purchase option through December 15, 1998. The Company currently intends to exercise the purchase option and simultaneously sell the land and the Company's building to a single purchaser. The Company has entered into a written agreement for this sale and the transaction is expected to close during the third quarter of 1998. In addition, the Company is negotiating with potential purchasers of the Texarkana location and expects that the Texarkana building will be sold and the Texarkana ground lease will be assumed by the end of 1998.

         The Company currently plans to convert the Dallas restaurant from the Fresh'n Lite Grill and Cafe concept to the Street Talk Cafe concept. The anticipated cost of this conversion is approximately $200,000.

HEADQUARTERS LOCATION

         The Company owns a building located at 1705 Whaley, Longview, Texas. The Company utilizes approximately 5,000 sq. ft. of the building for its administrative operations. The Company leases the remainder (approximately 15,000 sq. ft.) to another company. The Company purchased the headquarters land and building in December 1997 from a company that is partially owned by Messrs. Stanley L. Swanson ("Mr. Stan Swanson") and Curtis A. Swanson (Mr. Curtis Swanson"), who are both directors and officers of the Company. See "Item 6."


ITEM 3:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Directors and Officers of the Company as of the fiscal year ended December 31, 1997 are set forth below.


                 NAME                     AGE                    POSITION                  IN OFFICE SINCE
--------------------------------------    ---     ---------------------------------------- ---------------
Stanley L. Swanson....................    53      Chief Executive Officer, Chairman of the     1990
                                                    Board of Directors

Henry Leonard.........................    49      President and Chief Operating Officer        1997

Curtis A. Swanson.....................    30      Director, Treasurer, Chief Financial Officer 1990

Jean Hedges...........................    36      Controller                                   1993

Carole A. Swanson.....................    55      Secretary                                    1990

Edward Dmytryk........................    50      Director                                     1992

Robert (Bob) Lilly....................    57      Director                                     1995

Dr. Donald Whittaker..................    65      Director                                     1997




         All directors hold office until the next annual meeting of the shareholders of the Company, and until their successors are elected and qualified. Officers hold office until the first meeting of the Board of Directors following the annual meeting of shareholders, subject to earlier removal by the Board of Directors.

         Family relationships among officers and directors: Mr. Stan Swanson and Carole A. Swanson ("Ms. Carole Swanson") are husband and wife. Mr. Curtis Swanson is the son of Mr. Stan and Ms. Carole Swanson.

BUSINESS EXPERIENCE OF DIRECTORS & OFFICERS

         Stanley L. Swanson, a founder of the Company, has served as President, Chief Executive Officer, and Chairman of the Board since its inception in May, 1990.

         Curtis A. Swanson has been Chief Financial Officer, Executive Vice President, and Treasurer of the Company since its inception in May, 1990.

         Jean M. Hedges ("Ms. Hedges") has been Corporate Controller for the Company since September 1993. Ms. Hedges has had extensive CPA firm experience and brings a 10-year record as a controller and business manager to the Company. Prior to her employment with the Company, Ms. Hedges was the controller of Stainback Casting, a manufacturer based out of Tyler, Texas, from 1992 to 1993.

         Carole A. Swanson, a co-founder of Fresh'n Lite, Inc., has served as Secretary of the Company since its inception in May, 1990.

         Edward C. Dmytryk ("Mr. Dmytryk") has been a director of the Company since 1992. Mr. Dmytryk is currently the chief executive officer and principal owner of Benchmark, Inc., a metal fabricating company located in Fort Worth, Texas. From 1988 until January, 1995, Mr. Dmytryk was the chief operating officer for Bollinger Industries International, located in Irving, Texas.

         Henry Leonard ("Mr. Leonard") has been President and Chief Operating Officer of the Company since December 1997. Prior to joining the Company in 1997, Mr. Leonard was President of Casa Ole' ALM, L.L.C., a franchise market partner joint venture with Casa Ole' Restaurants, Inc. From 1995 to 1996, Mr. Leonard was Director of New Concept Development for Papa Gino's of American, Inc. From 1974 to 1994, Mr. Leonard served in a variety of posts for Pizza Systems / Summit Concepts (d.b.a Mazzio's and Ken's Pizza) including President and Chief Operating Officer.

         Dr. Donald Whittaker ("Dr. Whittaker") was a director of the Company from May 1997 until May 1, 1998. Dr. Whittaker is the founder and operator of Dr. Whittaker's Vitamins and Completely Fit Health Foundation. From 1968 through the present, Dr. Whittaker has been a physician in private practice. Dr. Whittaker has been the host of "Calling Dr. Whittaker," a weekly program dealing with cutting edge health issues. The program has been broadcast internationally on Trinity Broadcast Network since 1979. Dr. Whittaker is a graduate of Texas Wesleyan

College where he received a degree in Chemistry. He received his postgraduate training at Kansas City School of Medicine where he graduated as a D.O..

         Robert (Bob) Lilly has been a director of the Company since March, 1995. Mr. Lilly is currently the owner of Professional Imaging & Promotions, Inc., a photography and graphics imaging company located in Graham, Texas.



ITEM 4:  REMUNERATION OF DIRECTORS AND OFFICERS




                                                     CAPACITIES IN WHICH           AGGREGATE
    NAME OF INDIVIDUAL OR IDENTITY OF GROUP       REMUNERATION WAS RECEIVED       REMUNERATION
----------------------------------------------  -----------------------------     --------------

                                                Chief Executive Officer and
Stanley L. Swanson.............................   Chairman of the Board           $       24,700

Curtis A. Swanson.............................. Chief Financial Officer           $       24,700

Jean M. Hedges................................. Controller                        $       26,000

Henry Leonard.................................. President                         $        2,885(a)

Officers and Directors as a Group (8 members)..               --                  $       78,285



   (a) Mr. Leonard joined the company December 15, 1997 therefore the salary reflected is for only 1/2 of 1 month.



EMPLOYMENT AGREEMENT


         The Company has entered into a five-year employment agreement with Mr. Leonard. Mr. Leonard received 25,000 shares of Common Stock as a signing bonus. The employment agreement provides Mr. Leonard with an annual salary of $75,000 per year with $25,000 a year increases for the five-year term of the employment agreement. The employment agreement also provides, as part of Mr. Leonard's base compensation, an option to purchase 250,000 shares of Common Stock exercisable over a five-year period in increments of 50,000 per year with the first exercise date set at December 15, 1998. Pursuant to the employment agreement, Mr. Leonard may receive additional incentive compensation based on the Company's achievement of projected net cash flow. The incentive would allow Mr. Leonard to purchase 20,000 shares of Common Stock per year and up to a 50% cash bonus as a percent of his base salary each year. The employment agreement also provides other typical employment benefits and a two-year non-compete restriction upon termination.

DIRECTOR COMPENSATION

         No remuneration is paid to the Board of Directors for their service in that office, except that Mr. Lilly is paid $500 for each meeting, plus expenses, and he has been granted an option to acquire 50,000 shares. However, in the future the directors may receive a nominal director's fee for their attendance at meetings of the Company's Board of Directors, and reimbursement for actual expenses incurred in attending such meetings.

         On December 1, 1995, the Company entered into an agreement with a director, Mr. Lilly, whereby Mr. Lilly receives $1,500 plus the grant of an option to acquire Common Stock of the Company at not less than 100% of the fair market value as of the grant date, for each promotional appearance made by Mr. Lilly on behalf of the Company. This agreement superseded a previous agreement between Mr. Lilly and the Company through which Mr. Lilly acquired options to purchase 3,752 shares of Common Stock at $.10 per share.

         Pursuant to the superseded agreement, Mr. Lilly was granted an option to acquire stock at $.10 per share in a manner so that the difference between the price of $.10 per share and the fair market value of the stock at the time of the issuance of the grant multiplied by the number of shares equaled $2,500 for each day of promotional appearances that Mr. Lilly made before December 1, 1995 on behalf of the Company. Options covering 3,572 shares were granted for personal appearances made by Mr. Lilly on behalf of the Company before December 1, 1995.

STOCK OPTION PLAN

         On March 1, 1997, the Board of Directors of the Company adopted the 1997 Stock Option Plan (the "1997 Plan") pursuant to which 300,000 shares of the Company's Common Stock have been set aside for the purpose of the granting of incentive stock options to directors and key employees of the Company. The purchase price of the Common Stock purchased pursuant to the exercise of such an option is required to be not less than 100% of the fair market value of the Common Stock on the date of the grant of the option. The 1997 Plan was approved by the shareholders on May 1, 1998.

         Under the 1995 Incentive Stock Option Plan (the "1995 Plan"), an option for 50,000 shares has been granted to Mr. Lilly for service as a member of the Board of Directors with a purchase price of $1.50 per share. This option extends until March 1, 2000. Also under the 1995 Plan, Roland R. Jehl and Douglas K. Tabor, who served as directors for one-year terms expiring during 1997, have been granted an option for 25,000 shares each for service as members of the Board of Directors, with a purchase price of $1.50 per share. These options extend until October 19, 2000.


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

         A new agreement has been entered into between the Company and Mr. Lilly regarding personal appearances made by Mr. Lilly after December 1, 1995. For each promotional appearance, Mr. Lilly will receive $1,500, plus the grant of an option to acquire Common Stock of the Company at not less than 100% of the fair market value as of the grant date. The grant of the option will be for stock having a fair market value of $3,000 at the time of the grant with an option term of 5 years.


         The Company applies APB Opinion 25 and related interpretations in accounting for the 1995 Plan. In 1995, the FASB issued FASB Statement No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), which, if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of the 1995 Plan and the 1997 Plan. Adoption of the cost recognition provisions of SFAS 123 is optional and the Company has decided not to elect these provisions of SFAS 123. The Company recorded no stock-based compensation costs in 1997, 1996, or 1995. Had the fair values of options been recognized as compensation expense, costs would have increased by $228,270 ($172,270 after tax) in 1997 and $90,108 (no tax effect) in 1995. No options were granted in 1996. The effects of applying SFAS 123 in this pro-forma disclosure are not indicative of future amounts.

ITEM 5:  SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITYHOLDERS


         The following table sets forth the number of shares of Common Stock of the Company owned by (i) each of the three highest paid persons who are officers and directors, (ii) all directors and officers as a group, and (iii) each person of record who beneficially owns 10% or more of the outstanding Common Stock as of December 31, 1997.




                         NAME & ADDRESS OF         NUMBER OF SHARES       PERCENT OF
  TITLE OF CLASS            OWNER(1)                     OWNED               CLASS
------------------- ---------------------------- ---------------------- ----------------
Common Stock        Stan & Carole Swanson            1,203,921              18.94
                    3216 Page Road
                    Longview, Texas  76505

Common Stock        Curtis & Kim Swanson               507,024               7.98
                    3218 Page Road
                    Longview, Texas  75605

Common Stock        Jean Hedges                          2,000                *
                    1705 E. Whaley
                    Longview, Texas  75605

Common Stock        Officers and Directors as        2,266,969              35.66
                      a Group (8 members)



----------
         (1) Mr. Lilly is not listed as an owner of Common Stock, since as of December 31, 1997 he only had options to purchase Common Stock. Refer to the table set forth below for information on these options.
         *        Less than one percent.

         The following table sets forth information concerning certain options held by (i) each of the three highest paid persons who are officers and directors, (ii) all directors and officers as a group, and (iii) each person of record who beneficially owns 10% or more of the outstanding Common Stock as of December 31, 1997.




                                 AMOUNT OF COMMON STOCK
        NAME OF HOLDER            CALLED FOR BY OPTIONS    EXERCISE PRICE      DATE OF EXERCISE
-------------------------------   ---------------------    --------------      ----------------

Bob Lilly......................             50,000          $ 1.50           On or before 02/28/2000
                                             3,572          $ 0.10           On or before 02/28/2000
Jean Hedges....................
Stanley L. Swanson.............            100,000          $ 3.00           On or before 12/31/2002
Curtis A. Swanson..............            100,000          $ 3.00           On or before 12/31/2002
Officers and Directors as a
  Group (8 members)............            253,572              --                     --



         On May 23, 1997, the Board of Directors of the Company adopted the 1997 Plan pursuant to which 300,000 shares of the Company's Common Stock were set aside for the purpose of granting of incentive stock options to directors and key employees of the Company. The purchase price of the Common Stock purchased pursuant to the exercise of such an option is required to be not less than 100% of the fair market value of the Common Stock on the date of the grant of the option, or 110% of such value in the case of a holder of 10% of the Common Stock of the Company. This plan was approved by shareholders on May 1, 1998. None of these stock options have been exercised.

         On March 1, 1995, the Board of Directors of the Company adopted the 1995 Plan pursuant to which 100,000 shares of the Company's Common Stock were set aside for the purpose of granting of incentive stock options to directors and key employees of the Company. The purchase price of the stock purchased pursuant to the exercise of such an option is required to be not less than 100% of the fair market value of the Common Stock on the date of the grant of the option. This plan was approved by shareholders on October 19, 1995.

         Under the 1995 Plan, an option for 50,000 shares has been granted to one shareholder for service as a member of the Board of Directors with a purchase price of $1.50 per share and expires March 1, 2000. Also, under the 1995 Plan, two other Directors have been granted options for 25,000 shares each for service as members of the Board with a purchase price of $1.50 per share and expire on October 19, 2000. None of these stock options have been exercised.

         Under a contract approved by the Board of Directors, a consulting company was granted options to purchase 300,000 shares of the Company's Common Stock with a purchase price of $2.50 per share and expiring on October 10, 2002. Also, under employment contracts approved by the Board of Directors, two officers of the Company were granted options to purchase 100,000 shares each of the Company's Common Stock with a purchase price of $3.00 per share expiring December 31, 2002. At December 31, 1997, none of these options had been exercised.

         The Company applies APB Opinion 25 and related interpretations in accounting for the 1995 Plan and the 1997 Plan. In 1995, the FASB issued SFAS 123, which, if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of the 1995 Plan and the 1997 Plan. Adoption of the cost recognition provisions of SFAS 123 is optional and the Company has decided not to elect to adopt these provisions of SFAS 123. The Company recorded no stock-based compensation costs in 1997, 1996, or 1995. Had the fair values of options been recognized as compensation expense, costs would have increased by $228,270 ($172,270 after tax) in 1997 and $90,108 ( no tax effect) in 1995. No options were granted in 1996. The effects of applying SFAS 123 in this pro-forma disclosure are not indicative of future amounts.

         A summary of the status of the Company's stock options as of December 31, 1995, 1996, and 1997 and the changes during the year ended on those dates is presented below.



                                                       1995
                                                       ----
                                                                  # SHARES OF          WEIGHTED
                                                                   UNDERLYING          AVERAGE
                                                                    OPTIONS        EXERCISE PRICES
                                                               --------------      ----------------

Outstanding at beginning of the year..........................              0                N/A
Granted.......................................................        103,572          $    1.45
Exercised.....................................................              0                N/A
Forfeited.....................................................              0                N/A
Expired.......................................................              0                N/A
Outstanding at end of the year................................        103,572          $    1.45
Exercisable at end of the year................................        103,572          $    1.45
Weighted-average FV of options granted during the year........   $        .87                 --


                                                       1996
                                                       ----
                                                                  # SHARES OF          WEIGHTED
                                                                   UNDERLYING          AVERAGE
                                                                    OPTIONS        EXERCISE PRICES
                                                               --------------      ---------------

Outstanding at beginning of the year..........................       103,572         $     1.45
Granted.......................................................             0                N/A
Exercised.....................................................             0                N/A
Forfeited.....................................................             0                N/A
Expired.......................................................             0                N/A
Outstanding at end of the year................................       103,572          $    1.45
Exercisable at end of the year................................       103,572          $    1.45

                                                       1997
                                                       ----
                                                                  # SHARES OF          WEIGHTED
                                                                   UNDERLYING          AVERAGE
                                                                    OPTIONS        EXERCISE PRICES
                                                               --------------      ---------------

Outstanding at beginning of the year..........................       103,572         $     1.45
Granted.......................................................       543,500               2.67
Exercised.....................................................             0                N/A
Forfeited.....................................................             0                N/A
Expired.......................................................             0                N/A
Outstanding at end of the year................................       647,072               2.47
Exercisable at end of the year................................       647,072               2.47
Weighted-average FV of options granted during the year........    $      .42                 --


         The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of 0%, risk-free interest rate of 5.57% and 7.8%, expected lives of 1 1/4 years and 3 1/4 years, and volatility of 74.9% respectively for 1997 and 1995.

         The following table summarizes information about stock options outstanding at December 31, 1997:


                                               OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                              -----------------------------------------------------    -----------------------------------

                                  NUMBER         WEIGHTED AVG.                             NUMBER
                              OUTSTANDING AT       REMAINING        WEIGHTED AVG.      EXERCISABLE AT     WEIGHTED AVG.
 RANGE OF EXERCISE PRICES        12/31/97         CONTR. LIFE       EXERCISE PRICE        12/31/97        EXERCISE PRICE
-------------------------     ----------------   -------------      ---------------    --------------     ---------------

       $ .10 - $1.50              103,572             2.49              $1.45             103,572             $1.45
       $1.50 - $3.00              543,500             4.86              $2.67             543,500             $2.67
       $ .10 - $3.00              647,072             4.48              $2.47             647,072             $2.47


ITEM 6:  INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS


F'NL INVESTMENTS, LLC

         In 1995, Mr. Curtis Swanson, a director, Treasurer and Chief Financial Officer, and Mr. Dmytryk, a director, formed F'NL Investments, LLC, a Texas limited liability company, which has entered into a franchise agreement with the Company for the establishment of a restaurant in Arlington, Texas. The franchise restaurant was to be located at 900 Six Flags Dr. in Arlington. F'NL Investments, LLC paid a $50,000 franchise fee to the Company and agreed to pay the Company royalties of 5% of gross revenues. The directors have elected to allow F'NL Investments, LLC to convert this restaurant to a pizza restaurant because of demographics and to open the franchise restaurant in Arlington at a location to be determined in the future. F'NL Investments, LLC will not be required to pay additional franchise fees when the new franchise site is selected.

         At December 31, 1996, the Company held a note receivable from F'NL Investments, LLC. The note was in the amount of $31,345 plus interest at a rate of 9%. The entire principal amount, along with interest, was repaid prior to the maturity date of April 30, 1996. The note was for salary payments made on behalf of F'NL Investments, LLC by the Company in connection with payroll services it was providing F'NL Investments, LLC in paying employees of F'NL Investments, LLC.

         At December 31, 1997, the Company held a note receivable from Mr. Curtis Swanson, an officer, director and shareholder of the Company, in the amount of $124,500. The note related to operating expenses of the Arlington franchise location. The note bears interest at 5% and is payable in two semiannual installments of $77,845, together with interest beginning on June 30, 1998.

FOUR SEASONS MARINE & CYCLE, INC.

         In December 1997, the Company bought its corporate headquarters for $1,250,000 from Four Seasons Marine & Cycle, Inc. ("Four Seasons"). Messrs. Curtis Swanson and Stan Swanson, directors and officers of the Company, each owns 43% of Four Seasons. The purchase price was based on the appraised value of the facility. In addition, the transaction was approved by the Board of Directors of both Four Seasons and the Company.

                                     PART II

ITEM 1:  MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.


         The Company's Common Stock began trading on the OTC Bulletin Board under the symbol "FLTT" on May 9, 1997. The following table sets forth for the quarters indicated the high and low bid prices of the Company's Common Stock as reported by the Nat'l Daily Quotation Services, Inc. The prices reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.




                        1997                               HIGH           LOW
------------------------------------------------------ -------------- --------------
First Quarter........................................            N/A           N/A
Second Quarter.......................................      $   3.000     $   2.500
Third Quarter........................................          3.750         2.500
Fourth Quarter.......................................          3.625         2.125


                        1998                               HIGH           LOW
------------------------------------------------------ -------------- --------------
First Quarter .......................................      $   3.000     $   1.649
Second Quarter ......................................          4.469         1.656


         As of April 29, 1998, the Company estimates that there were approximately 500 beneficial owners of the Company's Common Stock, represented by 220 holders of record. The Company has never declared a dividend on its Common Stock.



ITEM 2:  LEGAL PROCEEDINGS


         The Company is not currently a party to any litigation.



ITEM 3:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         None.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 1997.



ITEM 5:  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The Company has not received or reviewed during the last fiscal year any Forms 3, 4 or 5 from any director, officer or beneficial owner of ten percent of the Company's Common Stock. The Company understands that all of the officers and directors and ten percent owners are in the process of gathering information and intend to remedy any filing deficiencies.



ITEM 6:  REPORTS ON FORM 8-K

         None.

                                    PART F/S

FINANCIAL STATEMENTS

         The financial statements and supplementary data are set forth herein commencing on page 21 of Financial Statements of this report.

                               FRESH'N LITE, INC.


                     RESTATED FINANCIAL STATEMENTS TOGETHER
                              WITH AUDITORS' REPORT

                                DECEMBER 31, 1997

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


/s/ T. G. PROTHRO & COMPANY, PLLC

Certified Public Accountants




Tyler, Texas
March 3, 1998, except for Note 14 as
 to which the date is August 12, 1998



           MEMBERS, AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
             MEMBERS, TEXAS SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS

                              FINANCIAL STATEMENTS

                               FRESH'N LITE, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 1997




                                                         1997
                                                      Restated
                                                     -----------

         ASSETS
     CURRENT ASSETS
Cash ...........................................     $    20,373
Inventory ......................................          26,571
                                                     -----------

     Total Current Assets ......................          46,944
                                                     -----------


     PROPERTY AND EQUIPMENT (Pledged)
Buildings ......................................       3,774,141
Land ...........................................         135,000
Leasehold Improvements .........................          30,113
Vehicles and Equipment .........................       1,250,302
                                                     -----------

     Total Property and Equipment ..............       5,189,556
Accumulated Depreciation .......................        (430,325)
                                                     -----------

     Property and Equipment - Net ..............       4,759,231
                                                     -----------


     OTHER ASSETS
Assets Held for Sale,
  Net of Accumulated Depreciation ..............         909,835
Corporate Organizational Costs and Other Assets,
  Net of Accumulated Amortization ..............          32,651
Notes Receivable - Related Party ...............         164,543
                                                     -----------
     Total Other Assets ........................       1,107,029
                                                     -----------


     TOTAL ASSETS ..............................     $ 5,913,204
                                                     -----------



See accompanying notes to financial statements.

                               FRESH'N LITE, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 1997

(Continued)




                                                                    1997
                                                                  Restated
                                                                 ----------
         LIABILITIES AND SHAREHOLDERS' EQUITY

     CURRENT LIABILITIES
Accrued Expenses ...........................................     $  340,635
Accounts Payable ...........................................         52,864
Bank Overdraft .............................................         48,104
Note Payable - Short Term ..................................         10,249
Income Taxes Payable .......................................          8,800
Current Portion of Capital Lease Obligation ................          6,175
Current Portion of Notes Payable - Long Term ...............        465,015
                                                                 ----------

     Total Current Liabilities .............................        931,842

     OTHER LIABILITIES
Capital Lease Obligation, net of Current Portion ...........        165,504
Notes Payable - Long Term, net of Current Portion ..........      1,101,437
Deferred Income Tax Liability ..............................        121,200
                                                                 ----------

     Total Liabilities .....................................      2,319,983
                                                                 ----------


     SHAREHOLDERS' EQUITY
Common Stock, $0.01 Par Value; 50,000,000 Shares Authorized;
  6,158,482 Shares Issued and Outstanding ..................         61,585
Additional Paid in Capital .................................      3,278,499
Retained Earnings ..........................................        254,387
                                                                 ----------
                                                                  3,594,471

Less: Treasury Stock, 1,250 Shares                                   (1,250)
                                                                 ----------
     Total Shareholders' Equity ............................      3,593,221
                                                                 ----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ............     $5,913,204
                                                                 ==========



See accompanying notes to financial statements.

                               FRESH'N LITE, INC.
                              STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995




                                             1997           1996           1995
                                           RESTATED       RESTATED       RESTATED
                                          ----------     ----------     ----------
     REVENUES
Food and Beverage Sales ...........       $3,106,144     $2,602,533     $1,840,756
Franchise Royalties Earned ........             --           34,774          5,211
Franchise Fees Earned .............             --             --           50,000
                                          ----------     ----------     ----------
     Total Revenues ...............        3,106,144      2,637,307      1,895,967
                                          ----------     ----------     ----------

     EXPENSES
Food and Beverage Costs ...........          890,944        740,422        522,180
Salaries and Contract Labor........          744,750        580,517        473,757
Payroll and Other Taxes ...........          145,893        118,574         92,619
Professional Fees .................           95,662         88,542         17,646
Advertising and Promotional .......          129,274         64,878         42,275
Rent ..............................          160,049        105,673         70,182
Insurance .........................           61,424         41,525         46,390
Franchise System Costs ............           10,000         22,311         57,392
Telephone .........................           41,346         20,823         22,765
Travel ............................           12,269          5,763          8,412
Utilities .........................          100,331         86,794         67,926
Depreciation ......................          233,881        162,793        122,633
Amortization ......................          188,539        119,301        137,445
Interest ..........................             --          101,499         86,683
Linen and Laundry .................           39,918         22,452         10,291
Repairs and Maintenance ...........           40,062         19,164         12,261
Supplies ..........................           12,247         12,099          8,116
Miscellaneous .....................           20,169         19,240         11,730
                                          ----------     ----------     ----------
     Total Expenses ...............        2,926,758      2,332,370      1,810,703
                                          ----------     ----------     ----------

     OPERATING INCOME .............          179,386        304,937         85,264

Income Tax Expense:
     Current ......................            8,800           --             --
     Deferred .....................           51,200         70,000           --
                                          ----------     ----------     ----------

     NET INCOME ...................       $  119,386     $  234,937     $   85,264
                                          ==========     ==========     ==========

     EARNINGS PER SHARE
Basic Earnings Per Share ..........       $     0.02     $     0.04     $     0.02
                                          ==========     ==========     ==========
Diluted Earnings Per Share ........       $     0.02     $     0.04     $     0.02
                                          ==========     ==========     ==========


See accompanying notes to financial statements.

                               FRESH'N LITE, INC.
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995




                                                          ADDITIONAL       RETAINED                          TOTAL
                                             COMMON        PAID IN         EARNINGS         TREASURY      SHAREHOLDERS'
                                             STOCK         CAPITAL        (DEFICITS)         STOCK           EQUITY
                                          ----------     -----------     ------------     ------------  -----------------

Balances, January 1, 1995 ........        $   49,729     $   999,520     $   (185,200)    $     (1,250) $        862,799
     Net Income ..................              --              --             85,264             --              85,264
     Sale of Common Stock,
       291,734 Shares ............             2,918         365,334             --               --             368,252
                                          ----------     -----------     ------------     ------------  ----------------
Restated Balances,
   December 31, 1995 .............            52,647       1,364,854          (99,936)          (1,250)        1,316,315

     Net Income ..................              --              --            234,937             --             234,937
     Sale of Common Stock,
       226,400 Shares ............             2,264         563,736             --               --             566,000
     Stock Issuance Costs ........              --          (159,980)            --               --            (159,980)
                                          ----------     -----------     ------------     ------------  ----------------
Restated Balances,
   December 31, 1996 .............            54,911       1,768,610          135,001           (1,250)        1,957,272

     Net Income ..................              --              --            119,386             --             119,386
     Sale of Common Stock,
       667,400 Shares ............             6,674       1,661,826             --               --           1,668,500
     Stock Issuance Costs ........              --          (151,937)            --               --            (151,937)
                                          ----------     -----------     ------------     ------------  ----------------
Restated Balances,
   December 31, 1997 .............        $   61,585     $ 3,278,499     $    254,387     $     (1,250) $      3,593,221
                                          ----------     -----------     ------------     ------------  ----------------




See accompanying notes to financial statements.

                               FRESH'N LITE, INC.
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                                  1997             1996             1995
                                                               (Restated)       (Restated)       (Restated)
                                                               -----------      -----------      -----------

Cash Flows from Operating Activities:
     Net Income ..........................................     $   119,386      $   234,937      $    85,264
                                                               -----------      -----------      -----------


     Adjustments to Reconcile Net Income to
       Net Cash Provided by Operating Activities:
         Depreciation ....................................         233,881          162,793          122,633
         Amortization ....................................         188,539          119,301          137,445
         Deferred Income Taxes ...........................          51,200           70,000             --
         Change in Net Capital Leases ....................         (19,750)          (2,131)            (808)
         Net Change in Assets and Liabilities:
              (Increase) Decrease in Inventory ...........             618            8,172          (11,063)
              Increase (Decrease) in Accounts Payable ....           5,854          (13,074)         (15,173)
              Increase (Decrease) in Accrued Expenses ....          45,824          (50,505)          86,121
              Increase in Income Taxes Payable ...........           8,800             --               --
                                                               -----------      -----------      -----------
         Total Adjustments ...............................         514,966          294,556          319,155
                                                               -----------      -----------      -----------
              Net Cash Provided by Operating Activities:           634,352          529,493          404,419
                                                               -----------      -----------      -----------

Cash Flows from Investing Activities:
     Capital Expenditures ................................      (2,288,392)        (771,327)        (928,617)
     Expenditures for Preopening/Remodel
       Costs and other Assets ............................            --            (74,708)         (54,495)
(Increase) Decrease in Note Receivable - Related Party ...        (133,198)           9,712          (41,057)
(Increase) Decrease in Deferred Stock Issuance Costs......            --            102,935          (15,000)
                                                               -----------      -----------      -----------
              Net Cash Used in Investing Activities ......      (2,421,590)        (733,388)      (1,039,169)
                                                               -----------      -----------      -----------
Cash Flows from Financing Activities:
     Sale of Common Stock, Net of Stock Issuance Costs ...       1,168,500          406,020          200,001
     Financing through Bank Overdrafts ...................          48,103          (31,004)          10,675
     Borrowings on Notes Payable .........................       1,451,239          144,694          487,550
     Principal Payments on Notes Payable .................        (877,871)        (312,570)         (57,825)
                                                               -----------      -----------      -----------
              Net Cash Provided by Financing Activities          1,789,971          207,140          640,401
                                                               -----------      -----------      -----------

         NET INCREASE IN CASH ............................           2,733            3,245            5,651

CASH AT BEGINNING OF YEAR ................................          17,640           14,395            8,744
                                                               -----------      -----------      -----------
     CASH AT END OF YEAR .................................     $    20,373      $    17,640      $    14,395
                                                               -----------      -----------      -----------



See accompanying notes to financial statements.

                          NOTES TO FINANCIAL STATEMENTS

                               FRESH'N LITE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997



     NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND OPERATIONS

Fresh'n Lite, Inc., "the Company" (a Texas corporation since October, 1995), was incorporated as Bosko's, Inc., in May 1990 as a Delaware corporation. In December 1992, the corporate title was changed to Fresh'n Lite, Inc. in order to have its restaurants' names more reflective of its products. The Company's restaurants changed their names throughout 1992, which resulted in significant costs being capitalized during that year. In 1995, the Company merged from a Delaware corporation into F'NL, Inc., a Texas corporation. Immediately, the Company changed its name to Fresh'n Lite, Inc.


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

Following is a summary of the Company's restaurants:


LOCATION                                                   DATE OPENED/STATUS
-----------------------------------------------------      ------------------
Tyler, Texas (sold August 1994,
  Repurchased March 1995,
  Closed December 1997)..............................      February 1991
Longview, Texas (Closed 1997)........................      March 1992
Nacogdoches, Texas (Closed 1997).....................      May 1993
Texarkana, Texas (Closed 1997).......................      June 1994
Dallas (Frankford Avenue), Texas.....................      July 1995
Irving (Valley Ranch), Texas.........................      February 1997
The Colony, Texas....................................      October 1997
Richardson, Texas....................................      Under Construction

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

                               FRESH'N LITE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


     NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)



The Company has satisfactory title for all owned assets, except for the corporate headquarters, including land, purchased during the year ended December 31, 1997. These assets were purchased pursuant to a contract for sale dated December 1, 1997, which transfers title via warranty deed to the Company upon payment in full and fulfillment of all other obligations under the contract. The seller was a corporation owned primarily by two officers/directors of the Company and the sales price approximated the corporation's historical cost basis in the assets sold.


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


DEFERRED STOCK ISSUANCE COSTS
The Company offered stock for sale during 1996, using an Underwriter for the first time. As costs and expenses were incurred pursuant to the stock offering, they were deferred until the stock sale took place. When the stock sale took place in 1996, these costs, which aggregated $159,980, reduced the additional paid in capital realized from the sale. During the year ended December 31, 1997, additional attorney's fees and expense totaling $151,937 were incurred and reduced the additional paid in capital realized from 1997 stock sales.



FRANCHISE SYSTEM COSTS
During 1995, 1996, and 1997, the Company incurred certain internal, as well as external, costs as it developed its franchise system. These costs are expensed as incurred. During the years ended December 31, 1997, 1996 and 1995, the Company expensed franchise system costs in the amount of $10,000, $22,311 and $57,392, respectively.


FRANCHISE FEES
The Company has sold one franchise to a franchisee that is an entity partially owned by an officer/stockholder of the Company. The terms of the franchise require a $50,000 fee to be paid to the Company. The Company recognizes this payment as revenue when it has completed its obligations under the franchise agreement. At December 31, 1995, the Company had no further obligation under this initial franchise and has received the fee of $50,000.

                               FRESH'N LITE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


     NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


In addition to the franchise fee, the Company earns royalties based upon 5% of the franchisee's gross sales. The Company recognizes franchise royalty revenue when earned, not when received. During 1996, the Company's only franchise was closed by its owner. Accordingly, the Company earned no royalties during 1997. At December 31, 1996, the Company had earned $34,774 from royalties, of which $7,500 was not paid at year end. At December 31, 1995, the Company had earned $5,211 from such royalties which was not paid at year end. The Company is still promoting its franchise operations and hopes to secure additional franchises in the near future.


ADVERTISING AND PROMOTIONAL COSTS
All advertising and promotional costs are charged to operations when incurred. Advertising and promotional costs were $ 129,274 for the year ended December 31, 1997. Advertising and promotional costs were $64,878 and $42,275 for the years ended December 31, 1996 and 1995, respectively.


DEPRECIATION AND AMORTIZATION
Leasehold improvements are amortized over the terms of the underlying leases using the straight-line method. Buildings are depreciated over the estimated useful lives of twenty years using the straight-line method. Vehicles and equipment are depreciated over the estimated useful lives of five to ten years using the straight-line method.



CAPITALIZED LAND LEASES
At December 31, 1997, the Company was leasing land in Longview, Texas, that has been reclassified as an asset held for sale. For financial reporting purposes, the lease is capitalized at an amount equal to the lesser of the present value of the lease payments or market value. No depreciation is being recorded on the capitalized land leases.


CASH AND CASH EQUIVALENTS
For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company paid no cash for income taxes in 1997 and paid $126,659 for interest in 1997. The Company paid no cash for income taxes in 1996 and paid $123,403 for interest in 1996. The Company paid no cash for income taxes in 1995 and paid $93,307 for interest in 1995.



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


ASSETS HELD FOR SALE
In accordance with SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company has reclassified certain assets from "Property and Equipment" to "Assets Held for Sale" in the accompanying financial statements. Management identified assets totaling $1,101,700, net of accumulated depreciation totaling $191,865, as being held for sale during the year

                               FRESH'N LITE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


     NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


ended December 31, 1997. The assets reclassified were land, capitalized land lease, building, furniture and equipment and leasehold improvements of the Company's Longview and Nacogdoches restaurants that were closed during the year ended December 31, 1997. Management is unable to provide an expected disposal date, but is actively pursuing selling the assets as quickly as possible while maximizing potential sales proceeds. Depreciation on the reclassified assets was ceased at the point management committed to a plan to dispose of the assets.



EARNINGS PER SHARE
The Company has adopted SFAS 128 "Earnings Per Share" ("EPS") to compute and present earnings per share in its financial statements. This statement requires dual presentation of basic diluted EPS on the face of the income statement. The statement is effective for financial statements issued for periods ending after December 31, 1997 and requires restatement of all prior-period EPS data presented.



         NOTE 2 - INVENTORY

A summary of inventory, by restaurant location, is as follows:


                                                                                           1997
                                                                                     ---------------
Tyler, Texas (Inventory will be transferred to other locations).................     $         5,179
Dallas (Frankford Avenue), Texas................................................               6,058
Irving (Valley Ranch), Texas....................................................               7,819
The Colony, Texas...............................................................               7,515
Richardson, Texas...............................................................                  --
                                                                                     ---------------
                                            Total Inventory.....................     $        26,571
                                                                                     ===============

                               FRESH'N LITE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997



         NOTE 3 - CORPORATE ORGANIZATIONAL COSTS


Corporate Organizational Costs consist of the following:


                                                                                      ACCUMULATED
                                                                 COSTS               AMORTIZATION
                                                            --------------         ----------------

Balances, January 1, 1997.................................  $       42,695         $         41,542
         Additions........................................              --                    1,153
Balances, December 31, 1997...............................  $       42,695         $         42,695
                                                            ==============         ================


Other costs included with Corporate Organizational Costs in the balance sheet aggregated $32,651 as of December 31, 1997, consisting of $17,163 in utility and other deposits and $15,488 in prepaid insurance.



         NOTE 4 - INCOME TAXES


                                                        1997          1996           1995
                                                     ---------     ---------      ---------
Earnings before income taxes ...................     $ 179,386     $ 304,937      $  85,264
Add (Deduct):
    Timing differences .........................        38,360       (48,177)        69,911
                                                     ---------     ---------      ---------
        Taxable income before net operating loss       217,746       256,760        155,175
            Net operating loss utilized ........       191,877       256,760        155,175
                                                     ---------     ---------      ---------
                  Taxable Income ...............     $  25,869     $    --        $    --
                                                     =========     =========      =========

Current income tax expense .....................     $   8,800     $    --        $    --
                                                     =========     =========      =========



During the year ended December 31, 1997, the Company completely utilized its tax loss carryforwards totaling $191,877 to offset taxable income.

                               FRESH'N LITE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997



         NOTE 4 - INCOME TAXES (CONTINUED)


Deferred taxes result from differences in the bases of assets and liabilities for income tax and financial statement purposes. The source of the differences and the tax effect creating the balance at December 31, 1997, 1996 and 1995 are as follows:



                                               1997           1996           1995
                                            ---------      ---------      ---------
Deferred tax assets:
     Net operating loss carryforward ....   $    --        $ (53,405)     $(127,908)
     Valuation allowance ................        --             --           11,962
                                            ---------      ---------      ---------
         Net deferred tax asset .........        --          (53,405)      (115,946)
                                            ---------      ---------      ---------

Deferred tax liabilities:
     Difference in depreciation methods .     124,000         97,800         48,500
     Deduction of startup costs .........       6,250         82,750         95,040
     Cash to accrual conversion .........      (3,000)       (47,900)       (35,060)
     Other ..............................       2,750         14,755          7,466
                                            ---------      ---------      ---------
         Net deferred tax liability .....     130,000        123,405        115,946
                                            ---------      ---------      ---------

         Balance ........................   $ 130,000      $  70,000      $    --
                                            =========      =========      =========



         NOTE 5 - NOTE PAYABLE-SHORT TERM

Note payable-short term at DECEMBER 31, 1997 consisted of the following:



AFCO Credit Corporation, dated July 25, 1997, due May 28, 1998, interest rate at 10.5%, payable in 9 monthly payments of $2,619 beginning August 28, 1997 and the balance at
maturity.                                                             $  10,249
                                                                      =========

                               FRESH'N LITE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997




         NOTE 6 - NOTES PAYABLE-LONG TERM (CONTINUED)


Notes payable-long term at DECEMBER 31, 1997 consisted of the following:



                                                                                                               AMOUNT
                                                                                                           ------------

East Texas National Bank, dated June 30, 1997, due June 20, 2000, interest rate at 9.50%, payable in 36 monthly payments of $3,594 beginning June 30, 1997 and the balance at maturity, including interest, collateralized by the Company's
real and personal property in Gregg, Nacogdoches and Bowie counties, Texas ............................    $   321,794

East Texas National Bank, dated January 28, 1994, due January 28, 1998, interest rate at 8.50%, payable in 36 monthly payments of $ 3,282 beginning February 7,
1994 and the balance at maturity, including interest, collateralized by the
Company's real and personal property in Gregg, Nacogdoches and Bowie counties,
Texas..................................................................................................        282,953

East Texas National Bank, dated November 1, 1995, due October 12, 1998, interest rate at 10.25%, payable in 35 Monthly payments of $1,864 beginning November 12,
1995 and the balance at maturity, including interest, collateralized by a second lien on the Company's Frankford Avenue leasehold estate in Dallas, and by a security interest in various equipment, fixtures and other personal property at
that location..........................................................................................        128,481

Related Parties:

         Carole A. Swanson, dated March 12, 1997, due September 15, 2001, interest rate at 9.26%, payable in 50 monthly payments of $ 478 beginning April 15, 1997 and the balance at maturity, including
         interest, collateralized by a second lien on a Company automobile.............................         18,152

         Four Seasons, Inc., dated December 1, 1997, due December 1, 2012, interest rate at 10%, payable in 180 monthly payments of $8,060 beginning January 1, 1998 and the balance at maturity, including
         interest, subject to contract for sale dated December 1, 1997.................................        750,000

         Infinity Financial Services, dated March 13, 1997, due March 27, 2002, interest rate at 9.99%, payable in 60 monthly payments of $522 beginning April 27, 1997 and the 21,850 balance at maturity, including
         interest, secured by a Company automobile.....................................................         21,850

         Infinity Financial Services, dated March 13, 1997, due March 27, 2002, interest rate at 9.99%, payable in 60 monthly payments of $373 beginning April 27, 1997 and the balance at maturity, including
         interest, secured by a Company automobile.....................................................         15,820

         Bank One, Texas, NA, dated May 9, 1997, due, June 15, 2002, interest rate at 9.65%, payable in 59 monthly payments of $474 beginning June
         15, 1998 and the balance at maturity, including interest, secured by a
         Company automobile............................................................................         21,062

         Frost National Bank, dated March 31, 1995, due May 31, 2000, interest rate at 11.990%, payable $241 monthly, including interest, secured by a
         Company automobile............................................................................          6,340

                               FRESH'N LITE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


         NOTE 6 - NOTES PAYABLE-LONG TERM (CONTINUED)





                                                                                                          AMOUNT
                                                                                                     ----------------
                  Total Notes Payable-Long Term................................................             1,566,452
         Less Current Portion..................................................................              (465,015)
                                                                                                     ----------------
                  Notes Payable-Long Term, net of Current Portion..............................      $      1,101,437
                                                                                                     ----------------


During the years ended December 31, 1997, 1996 and 1995, the Company capitalized as building and equipment costs $124,199, $44,500 and $12,347, respectively, in interest related to the above notes payable.

Notes Payable-Long Term are expected to mature over the next five years as follows:


1998........................................   $      465,015
1999........................................           59,061
2000........................................          341,940
2001........................................           49,742
2002........................................           40,818
Later Years.................................          609,876
                                               --------------
                  Total.....................   $    1,566,452
                                               ==============






         NOTE 7 - LEASES

Following is a summary of the Company's operating and capital leases:

                  Tyler, Texas restaurant (land and building):

         The sublease term is from April 1, 1995 to July 31, 1999. Minimum lease rentals are $1,500 per month with no contingent rentals. The lease includes a five year option at the same terms and conditions as during the primary term. This has been classified as an operating lease.

                  Longview, Texas restaurant (land):


         The lease term is for twenty years, beginning January 6, 1992. Minimum lease rentals are $1,000 per month for the first 36 months, $1,300 per month for the next 24 months, $1,500 per month for the next 60 months and $1,600 per month for the final 120 months. The lease includes contingent rentals based upon a percentage of gross sales, that becomes due if the contingent rentals exceed the minimum rentals. No contingent rentals have become due as of December 31, 1997. The lease also contains an option to purchase the land for $160,000 within the first five years of the lease. Management elected not to exercise their option on the land. This lease has been classified as a capital lease as it contains a bargain purchase option.

                               FRESH'N LITE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


         NOTE 7 - LEASES (CONTINUED)



                  Texarkana, Texas restaurant (land):
         The lease term is for twenty years beginning February 1, 1994. Minimum lease rentals are $1,547 per month for the first 36 months, $1,949 per month for the next 60 months, $2,258 per month for the next 60 months, $2,615 per month for the final 84 months, with no contingent rentals. The lease also contains an option to purchase the land for $200,000 during the first three years of the lease. Management elected not to exercise their option on the land. This lease has been classified as a capital lease during the period that the purchase option was valid and is currently classified as an operating lease since the purchase option has expired.



                  Dallas (Frankford Avenue), Texas restaurant (land):
         The lease term is for twenty years beginning February 21, 1995. Minimum lease rentals are $4,250 per month for the first 60 months, $4,583 per month for the next 60 months, $5,167 per month for the next 60 months, and $5,417 per month for the final 60 months, with no contingent rentals. The lease also contains two five year extensions at $5,750 per month for the first five year period and $6,083 per month for the second five year period. This has been classified as an operating lease as no transfer of title or bargain purchase option is contained in this land lease.



                  Irving (Valley Ranch), Texas restaurant (land):
         The lease term is for twenty years beginning November 15, 1996. Minimum lease rentals are $3,625 per month for the first 60 months, $4,167 per month for the next sixty months, $4,667 per month for the next 60 months, and $5,250 per month for the final 60 months with no contingent rentals. The lease also contains two five year extensions, the first at market rate, but not to exceed $7,083 per month, and the second at market rate. This lease has been classified as an operating lease as it contains no transfer of title provision or bargain purchase option.




                  The Colony, Texas restaurant (land):
         The lease term is for twenty years beginning October 15, 1997. Minimum lease rentals are $4,300 per month for the first 60 months, $4,575 per month for the next 60 months, $4,900 per month for the next 60 months, and $5,117 per month for the final 60 months with no contingent rentals. The lease also contains an option to purchase the land for $550,000 at any time during, but not after, the first three years of the initial term of the lease. This lease has been classified as an operating lease as no transfer of title or bargain purchase option is contained in this land lease.



                  Richardson, Texas restaurant (land):
         The lease term is for twenty years beginning December 15, 1997. Minimum lease rentals are $4,667 per month for the first 48 months, $4,947 per month for the next 36 months, $5,244 per month for the next 36 months, $5,559 per month for the next 36 months, $5,892 per month for the next 36 months, $6,246 per month for the next 36 months, and $6,620 per month for the final 36 years with no contingent rentals. The Company has the option to renew the lease for one term

                               FRESH'N LITE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


         NOTE 7 - LEASES (CONTINUED)



         of ten years. This lease has been classified as an operating lease as no transfer of title or bargain purchase option is contained in this land lease.


                  Computers and related equipment:
         The lease is with AT&T Capital Corporation, dated October 5, 1993. The lease term is for 60 months beginning October 14, 1993. Minimum lease rentals are $579 per month. This lease has been classified as an operating lease.


         OPERATING LEASES


At December 31, 1997 the Company was leasing its Tyler restaurant land and building as well as certain computer equipment under operating leases. The Company also leased land for its Texarkana, Dallas, Valley Ranch and Richardson restaurants under operating leases. The annual minimum lease payments under noncancelable operating leases as of December 31, 1997 are as follows:



         Years Ending December 31:



1998.........................................................       $     249,282
1999.........................................................             235,992
2000.........................................................             227,490
2001.........................................................             229,768
2002.........................................................             245,226
Later Years..................................................           3,956,348
                                                                    --------------
         Total Minimum Lease Payments........................       $    5,144,106

                                                                    ==============



         CAPITAL LEASE



At December 31, 1997, the Company was leasing the land for its Longview, Texas, restaurant under a capital lease. The lease contains a bargain purchase option that management intends to exercise and, accordingly, it is recorded in the Company's assets and liabilities.


The following is a schedule by years of future minimum lease payments required under the capital leases, together with their present value as of December 31, 1997:

                               FRESH'N LITE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


         NOTE 7 - LEASES (CONTINUED)


         Years Ending December 31:


1998.......................................................       $        18,000
1999.......................................................                18,000
2000.......................................................                18,000
2001.......................................................                18,000
2002.......................................................                19,200
Later Years................................................               172,800
                                                                 ----------------
    Total Minimum Lease Payments...........................       $       264,000
Less Amount Representing Interest..........................               (93,320)
                                                                 ----------------
    Present Value of Minimum Lease Payments................               171,680
Less Short Term Portion....................................                (6,175)
                                                                 ----------------
    Present Value of Minimum Lease
      Payments, net of Current Portion.....................      $        165,505
                                                                 ================




During the year ended December 31, 1997, the Company recognized $12,221 in interest cost related to the above capital lease. During the year ended December 31, 1996, the Company recognized $24,791 in interest cost related to capital leases. During the year ended December 31, 1995, the Company charged to expense $32,153 in interest costs related to capital leases.



         NOTE 8 - SUMMARY OF NONCASH TRANSACTIONS

Following is a summary of noncash investing and financing activities for the years ended December 31:


                                                                  1997              1996            1995
                                                               ---------      ------------       ---------
Exchange Common Stock for Furniture and Equipment ........     $    --        $         --       $  34,901
Exchange Common Stock for Building Costs .................       500,000                --          89,650
Exchange Common Stock for Deferred Stock Issuance Costs ..          --                  --           5,000
Exchange Common Stock for Debt Repayment .................          --                  --          38,700
Accrued Deferred Stock Issuance Cost .....................      (151,937)               --         (82,935)
Accrued Tyler Equipment Purchase .........................          --                  --           7,682
                                                               ---------      ------------       ---------
         Total Noncash Investing and Financing Activities:     $ 348,063      $         --       $  92,998
                                                               =========      ============       =========

                               FRESH'N LITE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997



         NOTE 9 - CONTINGENCIES


Litigation was threatened against the Company by AT&T Capital Corporation regarding an equipment lease entered into by the Company. The potential claim was for approximately $30,000. Counsel has advised the Company on April 12, 1997 that AT&T had agreed not to pursue its claims against the Company and that the likelihood of a non-favorable outcome was nominal at all times.

Suit was filed against the Company in 1994 for damages arising from an employee accident involving a meat slicer. The Company has paid the employee's medical expenses of $2,014 during 1995. The employee was seeking unspecified additional amounts for lost wages, pain and suffering, disfigurement and impairment. The suit was scheduled for mediation on May 22, 1996 and for trial on July 8, 1996. During 1996 the Company settled this claim for $14,000.

During the year ended December 31, 1997, a plaintiff filed suit against the Company for an alleged breach of lease and service agreement with regards to restaurant locations that have been closed. Plaintiff has demanded approximately $27,000 in damages and other costs. Management denies responsibility in the suit, but may agree to an out of court settlement for a lesser amount in order to bring an expeditious end to the matter. No estimate of a potential settlement amount has been included in the accompanying financial statements as it is not reasonably estimable.


         NOTE 10 - RELATED PARTY TRANSACTIONS


On February 17, 1995, the Company sold 133,333 shares of its common stock, par value $.01 per share (the "Common Stock") to the Company's largest food distributor for $200,000, pursuant to a food purchase/stock purchase agreement. The agreement binds the Company to purchase 90% of its food products from the distributor for five years, as well as to repurchase the Common Stock at the original price if one of two repurchasing events occur. As of December 31, 1996, the Company's obligation under this agreement has expired. The Company is unaware of and has not been notified that any repurchasing events have occurred. As of December 31, 1996, the Company's obligation under the common stock repurchase portion of the agreement has expired. The Company is continuing to satisfy its obligation under the food purchase portion of the agreement.


At December 31, 1997, the Company held a note receivable from an officer/shareholder of the Company in the amount of $124,500. The note bears interest at 5% and is payable in two semiannual installments of $77,845, together with interest beginning on June 30, 1998.

At December 31, 1997, the Company held a note receivable from a shareholder of the Company in the amount of $15,000. The note bears interest at 9% and is payable in two semiannual installments of $8,018, together with interest beginning on June 30, 1998.

                               FRESH'N LITE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


         NOTE 10 - RELATED PARTY TRANSACTIONS (CONTINUED)


At December 31, 1997, the Company held a note receivable from a company, owned by a shareholder of the Company in the amount of $17,653. The note bears interest at 9% and is payable in twelve monthly installments of $1,543, together with interest beginning on February 1, 1998.

At December 31, 1997, the Company held a note receivable from a sister corporation in the amount of $7,390. The note bears interest at 10% and is payable in one installment of $7,390, together with interest on March 1, 1998.

The Company has a long-term operating lease agreement with a corporation that owns a significant amount of the Company's stock. Minimum rents receivable are $8,500 per month for five years and the lease covers office and retail space at the Company's headquarters occupied by the corporation.


         NOTE 11 - STOCK OPTIONS


On May 23, 1997, the Board of Directors of the Company adopted its 1997 Incentive Stock Option Plan (the "1997 Plan) pursuant to which 200,000 shares of the Company's Common Stock were set aside for the purpose of granting of incentive stock options to directors and key employees of the Company. The purchase price of the stock purchased pursuant to the exercise of such an option is required to be not less than 100% of the fair market value of the stock on the date of the grant of the option, or 110% of such value in the case of a holder of 10% of the stock of the Company. This plan was approved by shareholders on May 23, 1997. None of these stock options have been exercised.



On March 1, 1995, the Board of Directors of the Company adopted its 1995 Incentive Stock Option Plan (the "1995 Plan") pursuant to which 100,000 shares of the Company's Common Stock were set aside for the purpose of granting of incentive stock options to directors and key employees of the Company. The purchase price of the stock purchased pursuant to the exercise of such an option is required to be not less than 100% of the fair market value of the stock on the date of the grant of the option. This plan was approved by shareholders on October 19, 1995.



Under the 1995 Plan, an option for 50,000 shares has been granted to one shareholder for service as a member of the Board of Directors with a purchase price of $1.50 per share and expires March 1, 2000. Also, under the 1995 Plan, two other Directors have been granted options for 25,000 shares each for service as members of the Board with a purchase price of $1.50 per share and expire on October 19, 2000. None of these stock options have been exercised.



Under a contract approved by the Board of Directors, a consulting company was granted options to purchase 300,000 shares of the Company's Common Stock with a purchase price of $2.50 per share and expiring on October 10, 2002. Also, under employment contracts approved by the Board of Directors, two officers of the Company were granted options to purchase 100,000 shares each of the Company's

                               FRESH'N LITE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997



         NOTE 11 - STOCK OPTIONS (CONTINUED)



Common Stock with a purchase price of $3.00 per share expiring December 31, 2002. At December 31, 1997, none of these options had been exercised.

The Company applies APB Opinion 25 and related interpretations in accounting for the 1995 Plan and the 1997 Plan. In 1995, the FASB issued FASB Statement No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), which, if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of the 1995 Plan and the 1997 Plan. Adoption of the cost recognition provisions of SFAS 123 is optional and the Company has decided not to elect these provisions of SFAS 123. The Company recorded no stock-based compensation costs in 1997, 1996, or 1995. Had the fair values of options been recognized as compensation expense, costs would have increased by $228,270 ($172,270 after tax) in 1997 and $90,108 (no tax effect) in 1995. No options were granted in 1996. The effects of applying SFAS 123 in this proforma disclosure are not indicative of future amounts.


A summary of the status of the Company's stock options as of December 31, 1995, 1996, and 1997 and the changes during the year ended on those dates is presented below.


                          1995
                          ----
                                                                     # SHARES OF          WEIGHTED
                                                                      UNDERLYING          AVERAGE
                                                                       OPTIONS        EXERCISE PRICES

                                                                     ----------- --------------------
Outstanding at beginning of the year ...........................           0              N/A
Granted ........................................................     103,572     $        1.45
Exercised ......................................................           0              N/A
Forfeited ......................................................           0              N/A
Expired ........................................................           0              N/A
Outstanding at end of the year .................................     103,572     $        1.45
Exercisable at end of the year .................................     103,572     $        1.45
Weighted-average FV of options granted during the year .........     $   .87              --


                          1996
                          ----
                                                                     # SHARES OF         WEIGHTED
                                                                      UNDERLYING          AVERAGE
                                                                       OPTIONS        EXERCISE PRICES

                                                                     ----------- --------------------
Outstanding at beginning of the year ...........................     103,572     $        1.45
Granted ........................................................           0              N/A
Exercised ......................................................           0              N/A
Forfeited ......................................................           0              N/A
Expired ........................................................           0              N/A
Outstanding at end of the year .................................     103,572     $        1.45
Exercisable at end of the year .................................     103,572     $        1.45

                               FRESH'N LITE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997






         NOTE 11 - STOCK OPTIONS (CONTINUED)


                                                       1997
                                                       ----
                                                                            # SHARES OF              WEIGHTED
                                                                             UNDERLYING              AVERAGE
                                                                              OPTIONS            EXERCISE PRICES
                                                                            -----------            -------------
Outstanding at beginning of the year.....................................       103,572            $       1.45
Granted..................................................................       543,500                    2.67
Exercised................................................................             0                     N/A
Forfeited................................................................             0                     N/A
Expired..................................................................             0                     N/A
Outstanding at end of the year...........................................       647,072                    2.47
Exercisable at end of the year...........................................       647,072                    2.47
Weighted-average FV of options granted during the year...................   $       .42                      --


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


The following table summarizes information about stock options outstanding at December 31, 1997:



                                          OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
                       ----------------------------------------------------------- ---------------------------------------
                             NUMBER          WEIGHTED AVG.                               NUMBER
  RANGE OF EXERCISE      OUTSTANDING AT        REMAINING          WEIGHTED AVG.       EXERCISABLE AT      WEIGHTED AVG.
       PRICES               12/31/97          CONTR.-LIFE         EXERCISE PRICE        12/31/97          EXERCISE PRICE
---------------------- ------------------- ------------------- ------------------- ------------------- -------------------
    $.10 - $1.50              103,572              2.49          $     1.45             103,572          $     1.45
    $1.50 - $3.00             543,500              4.86          $     2.67             543,500          $     2.67
    $.10 - $3.00              647,072              4.48          $     2.47             647,072          $     2.47



         NOTE 12 - RESTAURANT PREOPENING/REMODEL COSTS


A summary of Restaurant Preopening/Remodel Costs, by restaurant location, is as follows:




                                                                                       ACCUMULATED
                                                                     COSTS            AMORTIZATION
                                                                --------------       --------------
Balances, January 1, 1997...................................... $      685,778       $      397,217
         Additions.............................................             --              187,387
         Transfers to building costs...........................       (122,552)             (21,378)
         Dispositions..........................................       (563,226)            (563,226)
Balances, December 31, 1997.................................... $           --       $           --
                                                                ==============       ==============

                               FRESH'N LITE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


         NOTE 13 - EARNINGS PER SHARE


The Company has adopted SFAS 128. This standard, effective for financial statements ending after December 15, 1997, requires that all prior-period EPS data be restated to conform to the new standard. The Company had conformed to SFAS 128 for all periods being presented.

BASIC EPS:
Basic EPS is computed by dividing the numerator (net income available to common shareholders) by the denominator (weighted-average shares outstanding). For the years ended December 31, 1997, 1996 and 1995, there were no reconciling items between "net income available to common shareholders" and "net income."

The numerators used are as follows:


          YEAR                          TITLE                       AMOUNT
       ----------                    ----------               ----------------
          1997                       Net Income               $     119,386
          1996                       Net Income               $     234,937
          1995                       Net Income               $      85,264


The denominators used are as follows:


         YEAR                          TITLE                          AMOUNT
       ----------       -----------------------------------        ------------

       1997             Weighted-Average Shares Outstanding          5,807,700
       1996             Weighted-Average Shares Outstanding          5,321,282
       1995             Weighted-Average Shares Outstanding          5,118,648

DILUTED EPS:
Diluted EPS is computed by dividing the numerator ("net income available to common shareholders" less the income impact of any assumed dilutive conversions) by the denominator ("weighted-average shares outstanding" plus incremental shares from any assumed dilutive conversions). For the years ended December 31, 1997, 1996 and 1995, there were no income impacts of any assumed dilutive conversions.

The numerators used are as follows:


          YEAR                          TITLE                       AMOUNT
       ----------                    ----------               ----------------

          1997                       Net Income               $     119,386
          1996                       Net Income               $     234,937
          1995                       Net Income               $      85,264

                               FRESH'N LITE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997






         NOTE 13 - EARNINGS PER SHARE (CONTINUED)


The denominators used are as follows:


       YEAR                      TITLE                                         AMOUNT
       ----                      -----                                         ------

       1997         Weighted-Average Shares Outstanding                         5,807,700
       Plus         Incremental shares from dilutive stock options                 47,500
                                                                          ---------------
                    1997 denominator                                            5,855,200
                                                                          ---------------

       1996         Weighted-Average Shares Outstanding                         5,321,282
       Plus         Incremental shares from dilutive stock options                 43,500
                                                                          ---------------
                    1996 denominator                                            5,364,782

       1995         Weighted-Average Shares Outstanding                         5,118,648
       Plus         Incremental shares from dilutive stock options                   None
                                                                          ---------------
                    1995 denominator                                            5,118,648

Stock options totaling 533,500 and 103,572 shares for 1997 and 1995, respectively, were not included in the above computations because their effect would have been antidilutive.


         NOTE 14 - PRIOR PERIOD ADJUSTMENTS AND RESTATEMENTS

Certain errors, resulting in both the understatement and overstatement of previously reported assets, liabilities and expenses for 1997, 1996 and 1995, resulted in the following changes to total assets, beginning retained earnings (deficits) and net income:


                                      1997
                                      ----

                                                                   BEGINNING
                                                                   RETAINED
                                                 TOTAL ASSETS      EARNINGS        NET INCOME
                                                 -----------      -----------      -----------
As previously reported .....................     $ 8,145,537      $   182,225      $   110,862
Overstatement of capitalized land leases ...      (2,175,000)          (5,951)           4,583
Overstatement of capitalized franchise costs         (57,333)         (65,273)           7,941
Deferred taxes on above items ..............            --             24,000           (4,000)

                                                 -----------      -----------      -----------
         As restated .......................     $ 5,913,204      $   135,001      $   119,386
                                                 ===========      ===========      ===========

                               FRESH'N LITE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997






         NOTE 14 - PRIOR PERIOD ADJUSTMENTS AND RESTATEMENTS (CONTINUED)


                                      1996


                                                                    BEGINNING
                                                                    RETAINED
                                                TOTAL ASSETS        EARNINGS        NET INCOME
                                                 -----------      -----------      -----------
As previously reported .....................     $ 4,643,517      $   (40,876)     $   223,101
Overstatement of capitalized land leases ...        (900,000)          (1,668)          (4,283)
Overstatement of capitalized franchise costs         (65,273)         (57,392)          (7,881)
Deferred taxes on above items ..............            --               --             24,000
                                                 -----------      -----------      -----------
         As restated .......................     $ 3,378,244      $   (99,936)     $   234,937
                                                 ===========      ===========      ===========



                                      1995


                                                                   BEGINNING
                                                                   RETAINED
                                                 TOTAL ASSETS      EARNINGS        NET INCOME
                                                 -----------      -----------      -----------
As previously reported .....................     $ 3,787,941      $  (185,200)     $   144,324
Overstatement of capitalized land leases ...        (500,000)            --             (1,668)
Overstatement of capitalized franchise costs         (57,392)            --            (57,392)
Deferred taxes on above items ..............            --               --               --
                                                 -----------      -----------      -----------
         As restated .......................     $ 3,230,549      $  (185,200)     $    85,264
                                                 ===========      ===========      ===========

                               PART III. EXHIBITS


         Hereafter set forth as exhibits to the Form 10-KSB/A-1 of Fresh'n Lite, Inc and incorporated by reference are the following exhibits:


       NO. AS PER
  PART III OF FORM 1A    DESCRIPTION OF EXHIBIT
---------------------    ----------------------

     2.1*                Articles of Incorporation

     2.2*                Amendment to Articles of Incorporation

     2.3*                By-Laws

     3.1                 Warrant Agreement filed as an exhibit to the Company's
                         Form 10-KSB dated February 28, 1997

     6.1**               Primary Distribution Agreement dated as of February 17,
                         1995, by and between Consolidated Companies, Inc. on the one hand and Fresh'n Lite Inc. on the other

     6.2CE**             Lease with Option to Purchase dated as of January 6,
                         1992 by and between Gibson Properties, Inc. on the one hand and Bosko's, Inc. on the other

     6.3CE** Restaurant Lease dated as of September 15, 1997 by and between USRP (Midon), LLC on the one hand and Fresh'n
                         Lite, Inc. on the other

     6.4CE** Ground Lease dated as of February 21, 1995 by and between Peter D. Fonberg Investments on the one hand and Fresh'n Lite, Inc. on the other

     6.5CE** Ground Lease dated as of July 15, 1996 by and between MacArthur Partners, Ltd. on the one hand and Fresh'n
                         Lite, Inc. on the other

     6.6CE** Ground Lease Agreement dated as of April 11, 1997 by and between Robert M. Farrell Development, Ltd. on the one hand and Fresh'n Lite, Inc. on the other

     6.7CE** Lease Agreement dated as of November 7, 1990 by and between Harold Wilder on the one hand and Bosko's, Inc.
                         on the other 6.8CE** 1997 Incentive Stock Option Plan

     6.9** Franchise Agreement dated as of October 1, 1995 by and between Fresh'n Lite, Inc. on the one hand and F'NL
                         Investments, LLC on the other

     6.10CE**            Lease with Option to Purchase dated as of October 15,
                         1993 by and between Connor Patman and Steve and Ann M.
                         Raffaelli on the one hand and Fresh'n Lite, Inc. on the other

     27.1                Financial Data Schedule filed as an exhibit to the Form
                         10-SB/A-2 filed June 25, 1998

----------
* Previously filed as an exhibit to the Company's Registration Statement on Form 10-SB (File No. 001-13559) filed with the Securities and Exchange Commission on November 10, 1997.

** Filed as a paper exhibit to the Company's Form 10-SB filed October 23, 1997 and filed in electronic format as exhibits to Amendment No. 1 to Form 10-SB filed June 25, 1998 and incorporated herein by reference.

                                   SIGNATURES



         The undersigned registrant hereby amends and restates its Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.



         In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         FRESH'N LITE, INC.
                                         Registrant



                                         By: /s/ Stanley L. Swanson
                                             ----------------------------------
                                             Stanley L. Swanson
                                             Chairman of the Board of Directors
                                             and Chief Executive Officer

                                         August 14, 1998
                                         Date



         In accordance with the Exchange Act, this amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




                                         By:  /s/ Henry Leonard
                                             ----------------------------------
                                             Henry Leonard, Director
                                             President and Chief Operating
                                             Officer


                                         August 14, 1998
                                         Date





                                         By:  /s/ Curtis A. Swanson
                                             ----------------------------------
                                             Curtis A. Swanson, Director
                                             Vice President and Chief
                                             Financial Officer


                                         August 14, 1998
                                         Date