Form 10QSB/A
period 1998-03-31
FRESH N LITE INC
filed 1998-08-17
CIK 921066

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                FORM 10-QSB/A-1



[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                      to
                                        -------------------    ----------------
                        Commission file number 001-13559


                               FRESH'N LITE, INC.
                 (Name of small business issuer in its charter)

                 TEXAS                                           75-2337102
    (State of other jurisdiction of                 (I.R.S. Employer Identification No.)
      incorporation or organization

    1705 E. WHALEY, LONGVIEW, TEXAS                                 75605
(Address of principal executive offices)                         (Zip Code)

                   Issuer's telephone number  (903) 758-2811


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes [X] No[  ]


Number of shares outstanding of each of the issuer's classes of common stock, as of May 18, 1998: 6,356,852 shares of common stock, par value $.01.

                               FRESH'N LITE, INC.



                                                                                                   PAGE  NO.
                                                                                                   ---------
PART I           FINANCIAL INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . .             2

Item 1.          Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . .             2

                 Condensed Balance Sheet for the Three Month Period
                 Ended March 31, 1998 . . . . . . . . . . . . . . . . . . . . . . . . . . .             2

                 Condensed Income Statement For the Three Month Periods
                 Ended March 31, 1997 and March 31, 1998  . . . . . . . . . . . . . . . . .             4

                 Condensed Statement of Cash Flows for the Three Month
                 Periods Ended March 31, 1997 and March 31, 1998  . . . . . . . . . . . . .             5

                 Notes to Interim Condensed Financial Statements (Unaudited)  . . . . . . .             6

Item 2.          Management's Discussion and Analysis  of
                 Financial Condition and Results of Operations  . . . . . . . . . . . . . .             7


PART II          OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             10

Item 6.          Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . .             10

Signatures        . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             11


                         PART I - FINANCIAL INFORMATION

ITEM 1:          FINANCIAL STATEMENTS


                               FRESH'N LITE, INC.
                            CONDENSED BALANCE SHEET
                       FOR THE THREE MONTH PERIOD ENDING
                                 MARCH 31, 1998



                                                                                     December 31,         March 31,
                                                                                         1997                1998
                                                                                      -----------         -----------
                                                                                       (Restated          (Unaudited)
                                                                                       Unaudited)
                  ASSETS

          CURRENT ASSETS
 Cash ........................................................................        $    20,373         $   201,163
 Inventory ...................................................................             26,571              26,468
                                                                                      -----------         -----------
          Total Current Assets ...............................................             46,944             227,631
                                                                                      -----------         -----------

          PROPERTY AND EQUIPMENT (Pledged)
 Buildings ...................................................................          3,774,141           4,545,522
 Land ........................................................................            135,000             135,000
 Leasehold Improvements ......................................................             30,113              30,113
 Vehicles and Equipment ......................................................          1,250,302           1,398,060
                                                                                      -----------         -----------
          Total Property and Equipment .......................................          5,189,556           6,108,695
 Accumulated Depreciation ....................................................           (430,325)           (466,475)
                                                                                      -----------         -----------

          Property and Equipment - Net .......................................          4,759,231           5,642,220
                                                                                      -----------         -----------

          OTHER ASSETS
 Assets Held for Sale, Net of Accumulated Depreciation .......................            909,835             441,373
 Corporate Organizational Costs and Other Assets,
   Net of Accumulated Amortization ...........................................             32,651              30,683
 Note Receivable - Related Parties ...........................................            164,543             146,005
                                                                                      -----------         -----------
          TOTAL OTHER ASSETS.................................................           1,107,029             618,061
                                                                                      -----------         -----------
          TOTAL ASSETS .......................................................          5,913,204           6,487,912
                                                                                      ===========         ===========






See accompanying notes.

                               FRESH'N LITE, INC.
                            CONDENSED BALANCE SHEET
                       FOR THE THREE MONTH PERIOD ENDING
                                 MARCH 31, 1998


(Continued)


                                                                                    December 31,         March 31,
                                                                                        1997                1998
                                                                                    -----------         ------------
                                                                                    (Restated           (Unaudited)
                                                                                    Unaudited)
                       LIABILITIES AND SHAREHOLDERS EQUITY
     CURRENT LIABILITIES
 Accrued Expenses ..........................................................        $   340,635         $   314,665
 Accounts Payable ..........................................................             52,864              62,357
 Bank Overdraft ............................................................             48,104                --
 Note Payable - Short Term .................................................             10,249               3,389
 Income Taxes Payable ......................................................              8,800               8,800
 Current Portion of Capital Lease Obligations ..............................              6,175               6,175
 Current Portion of Notes Payable - Long Term ..............................            465,015             215,020
                                                                                    -----------         -----------
          Total Current Liabilities ........................................            931,842             610,406

          OTHER LIABILITIES
 Capital Lease Obligations, Net of Current Portion .........................            165,504             165,504
 Notes Payable - Long Term, Net of Current Portion .........................          1,101,437           1,484,590
 Deferred Income Tax Liability .............................................            121,200             121,200
                                                                                    -----------         -----------
          Total Liabilities ................................................          2,319,983           2,381,700
                                                                                    -----------         -----------

          SHAREHOLDERS EQUITY
 Common Stock, $.01 Par Value; 50,000,000 Shares Authorized;
   6,356,852 Shares Issued and Outstanding .................................             61,585              63,568
 Additional Paid In Capital ................................................          3,278,499           3,574,071
 Retained Earnings - Prior .................................................            135,001             254,387
 Retained Earnings - Current ...............................................            119,386             215,436
 Less Treasury Stock, at Cost, 1,250 shares ................................             (1,250)             (1,250)
                                                                                    -----------         -----------
          Total Shareholders Equity ........................................          3,593,221           4,106,212
                                                                                    -----------         -----------
          TOTAL LIABILITIES AND SHAREHOLDERS EQUITY ........................          5,913,204           6,487,912
                                                                                    ===========         ===========






See accompanying notes.

                               FRESH'N LITE, INC.
                           CONDENSED INCOME STATEMENT
                       FOR THE THREE MONTH PERIODS ENDING
                       MARCH 31, 1997 AND MARCH 31, 1998





                                                               March 31, 1997    March 31, 1998
                                                               --------------    --------------
                                                                 (Restated         (Unaudited)
                                                                 Unaudited)
 SALES ...................................................        $ 712,352         $798,219

          EXPENSES
 Cost of Sales ...........................................          204,967          205,156
 Salaries and Contract Labor .............................          208,836          228,022
 Payroll and other Taxes .................................           32,024           39,882
 Professional Fees .......................................           53,892            8,428
 Advertising and Promotional .............................           18,568           15,285
 Rent ....................................................           35,644           50,579
 Insurance ...............................................           13,804           17,121
 Telephone ...............................................            7,858            5,309
 Travel ..................................................            3,750            3,231
 Utilities ...............................................           25,045           23,592
 Depreciation ............................................           38,464           36,150
 Amortization ............................................          192,294           14,850
 Interest ................................................           19,744           33,846
 Linen and Laundry .......................................            5,284           11,575
 Repairs and Maintenance .................................           17,718           20,129
 Supplies ................................................            6,518            9,307
 Miscellaneous ...........................................            2,500                0
                                                                  ---------         --------
          Total Expenses .................................          886,910          722,462
                                                                  ---------         --------

          OPERATING INCOME (LOSS) ........................         (174,558)          75,757

          OTHER INCOME/(EXPENSE)
 Profit/(Loss) on Sale of Assets .........................               --          111,593
 Rental Income ...........................................               --           28,086
 Income Tax (Expense) Benefit:
          Current ........................................               --               --
          Deferred .......................................               --               --
                                                                  ---------         --------

          NET INCOME .....................................         (174,558)         215,436


 Basic Earnings Per Share ................................        $    (.03)        $   .034
 Diluted Earnings Per Share ..............................        $    (.03)        $   .034






See accompanying notes.

                               FRESH'N LITE, INC.
                       CONDENSED STATEMENT OF CASH FLOWS
                       FOR THE THREE MONTH PERIODS ENDING
                       MARCH 31, 1997 AND MARCH 31, 1998




                                                                            March 31, 1997    March 31, 1998
                                                                            --------------    --------------
                                                                              (Restated         (Unaudited)
                                                                              Unaudited)
Cash Flows from Operating Activities:
         Net Income (Loss)  . . . . . . . . . . . . . . . . . . . . . . .    $   (174,558)     $    215,436
                                                                             ------------      ------------


Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
         Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . .          38,464            36,150
         Amortization . . . . . . . . . . . . . . . . . . . . . . . . . .         192,294            14,850

         Net Change in Assets and Liabilities:
                 Decrease / (Increase) in Inventory . . . . . . . . . . .         (27,768)              103
                 (Decrease) / Increase in Accounts Payable  . . . . . . .         (18,070)          (51,471)
                 (Decrease) / Increase in Accrued Expenses  . . . . . . .         (40,018)          (25,970)
                                                                             ------------      ------------
         Total Adjustments  . . . . . . . . . . . . . . . . . . . . . . .         144,902           (26,338)
                                                                             ------------      ------------
                 Net Cash Provided by Operating Activities  . . . . . . .         (29,656)          189,098
                                                                             ------------      ------------

Cash Flows from Investing Activities:
         Capital Expenditures . . . . . . . . . . . . . . . . . . . . . .        (239,804)         (919,139)
         Expenditures for Preopening/Remodel Costs
           and other Assets . . . . . . . . . . . . . . . . . . . . . . .         (24,020)                0
         (Increase) / Decrease in Notes Receivable  . . . . . . . . . . .         (19,221)           18,538
         Increase in Deferred Franchise System Costs  . . . . . . . . . .         (39,969)                0
         Net Proceeds from Sale of Assets . . . . . . . . . . . . . . . .               0           461,580
                                                                             ------------      ------------
                 Net Cash Used in Investing Activities  . . . . . . . . .        (323,014)         (439,021)
                                                                             ------------      ------------

Cash Flows from Financing Activities:
         Sale of Common Stock . . . . . . . . . . . . . . . . . . . . . .         698,000           297,555
         Borrowing on Notes Payable . . . . . . . . . . . . . . . . . . .         385,000           633,158
         Principal Payments on Notes Payable  . . . . . . . . . . . . . .        (556,727)         (500,000)
                                                                             ------------      ------------
                 Net Cash Provided by Financing Activities  . . . . . . .         526,273           430,713
                                                                             ------------      ------------

         NET INCREASE / (DECREASE) IN CASH  . . . . . . . . . . . . . . .         173,603           180,790
         CASH AT BEGINNING OF YEAR  . . . . . . . . . . . . . . . . . . .          19,640            20,373
                                                                             ------------      ------------
         CASH AT END OF PERIOD  . . . . . . . . . . . . . . . . . . . . .         193,243           201,163
                                                                             ============      ============






See accompanying notes.

                               FRESH'N LITE, INC.
                NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                       FOR THE THREE MONTH PERIOD ENDING
                                 MARCH 31, 1998

                                  (Unaudited)


NOTE 1.    BASIS OF PRESENTATION

           The condensed financial statements of Fresh'n Lite, Inc. (the "Company") as of March 31, 1997 and March 31, 1998 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The Company owns and operates four restaurants under the names of "Fresh'n Lite Cafe & Grill" and "Street Talk Cafe."


           The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. However, these operating results are not necessarily indicative of the results expected for the full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principals have been omitted pursuant to such rules and regulations. The notes to the condensed financial statements should be read in conjunction with the notes to the financial statements contained in the Annual Report filed on May 1, 1997 on Form 10-KSB and the notes to the financial statements contained in the Form 10-KSB/A-1 filed on August 14, 1998. Company management believes that the disclosures are sufficient for interim financial reporting purposes.



NOTE 2.    SALE OF RESTAURANT FACILITY


           On March 17, 1998, the Company sold its facility in Nacogdoches, Texas. The Company realized a gain of $111,593 on the sale of this facility which was previously classified as "assets held for sale."

NOTE 3.    SUBSEQUENT EVENTS

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

ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS


           This Quarterly Report on Form 10-QSB/A-1 includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which can be identified by the use of forward-looking terminology such as, "may," "believe," "expect," "intend," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. All statements other than statements of historical fact included in this Form 10- QSB/A-1, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors with respect to any such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed in this Form 10-QSB/A-1, including, without limitation, in conjunction with the forward- looking statements included in this Form 10-QSB/A-1, and in the Company's Annual Report on Form 10-KSB/A-1 for the year ended December 31, 1997. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, but are not limited to, the newness of the Company, the need for additional capital and additional financing, the Company's limited restaurant base, lack of geographic diversification, the risks associated with expansion, a lack of marketing experience and activities, risks of franchising, seasonability, the choice of site locations, development and construction delays, need for additional personnel, increases in operating and food costs and availability of supplies, significant industry competition, government regulation, insurance
claims and the ability of the Company to meet its stated business goals.   All
subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

           The following discussion of the results of operations and financial condition should be read in conjunction with the Financial Statements and related Notes thereto included herein.

OVERVIEW

           The Company was organized in June of 1990 as Bosko's, Inc. under the laws of the State of Delaware. In November of 1992 the Company changed it's name to Fresh'n Lite, Inc., and in November of 1995 the Company merged into a Texas corporation also bearing the name Fresh'n Lite, Inc. The Company currently owns and operates three Fresh'n Lite Cafe & Grill restaurants, in Dallas, Irving (Valley Ranch), and The Colony, Texas. The Company's prototype Street Talk Cafe restaurant opened May 7, 1998 in Richardson, Texas. The Company plans to expand by opening additional Street Talk Cafe restaurants on a Company owned basis in the Dallas/Ft. Worth demographic market area.

RESULTS OF OPERATIONS


           Comparison of Three Months Ended March 31, 1997 and 1998.

           Revenues. For the three months ended March 31, 1998, the Company has generated revenues of $798,219 compared to revenues in the same period of 1997 of $712,352, a 12.1% gain, a profit of $215,435 compared to a net operating loss of $174,558 in the first quarter of 1997. The difference in profitability from 1997 to 1998 is attributed to the following factors; (1) in the first quarter of 1997 the Company accelerated the amortization of costs in the amount of $169,075 associated with the closing of the Nacogdoches and Texarkana, Texas facilities;
(2) in the first quarter of 1997 the Company had a one time charge of $50,000 for professional fees associated with the Company's filing to trade on the NASDAQ Over the Counter Bulletin Board; (3) in the first quarter of 1998 the Company realized a one time gain of $111,593 on the sale of the Nacogdoches, Texas facility; and (4) in the first quarter of 1998 the Company realized rental income of $28,086 on a temporary lease of the Texarkana facility.

           The increase in revenues was due to the fact that the Valley Ranch location only operated for 1 1/2 months of the same period in 1997 and The Colony facility was not operating during the same period of 1997.

           The closing of the East Texas facilities, which generated significantly lower volumes than the Valley Ranch and Colony facilities had very little impact on revenues.

           The Company only had one store, being the Fresh'n Lite location at Preston and Frankford that has been open long enough to generate same store sales figures. This unit generated $195,619 in revenue for the three month period ending March 31, 1998 a 2% decrease from $199,610 in the same period of 1997. The Company attributes the decrease to more competition in the immediate vicinity of this location.

           Costs and Expenses. Costs and expenses for the three month period ended March 31, 1998 increased by $164,448, or 22.8% to $886,910 as compared to $722,462 for the corresponding period of 1997 due to the opening of additional higher-volume restaurants in the Dallas market.

           Net Income. The Company had a net income for the three months ended March 31, 1998 of $215,436 compared to a net income of $174,558 for the corresponding three months of 1997, representing $.033 and $(.03) per share, respectively. Earnings per share figures are based on basic earnings per share as well as diluted earnings per share.


LIQUIDITY AND CAPITAL RESOURCES

           Historically, the Company has required capital to fund the operations and capital expenditure requirements of its Company-owned restaurants.


           From January 4, 1995 through December 12, 1997, the Company received gross proceeds from an intra-state offering of $2,219,500. Approximately $287,600 of the proceeds were used to cover offering related costs, including underwriting discounts and commissions. The net proceeds were used primarily for the acquisition of the Company's corporate offices. The remaining proceeds were used to develop additional restaurants and for general corporate purposes.


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


           During the three month period ended March 31, 1998, the Company operated out of cash flow from operations. During the three month period ended March 31, 1998, the Company explored the placement of private debt which included convertible instruments. The Company's ability to expand depends on the ability of management to secure additional sources of funding.

PLAN OF OPERATIONS

           The Company has planned the following operations for the 1998 calendar year, including:

           (i) Convert the Fresh'n Lite Cafe & Grill located at 6150 Frankford Rd., Dallas, Texas to a Street Talk Cafe.

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

                         PART II -   OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Hereafter set forth in the Form 10-QSB/A-1 of Fresh'n Lite, Inc. and incorporated by reference herein are the following exhibits:

                 No.        Description of Exhibit
                 ---        ----------------------
                 27         Financial Data Schedule


           (b)   Current Reports on Form 8-K:

                 None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                                          FRESH'N LITE, INC.
                                          (Registrant)


Date:    August 14, 1998          By:      /s/ Stanley L. Swanson
                                           --------------------------------------------------
                                                Stanley L. Swanson, Chief Executive Officer
                                                (Duly Authorized Signatory)


Date:    August 14, 1998          By:      /s/ Curtis A. Swanson
                                           --------------------------------------------------
                                                Curtis A. Swanson, Chief Financial Officer
                                                  And Executive Vice President
                                                (Duly Authorized Signatory)

                                  EXHIBIT INDEX


      No.        Description of Exhibit
      ---        ----------------------
      27         Financial Data Schedule