Form 10-Q/A
period 1998-06-30
RESTAURANT TEAMS INTERNATIONAL INC
filed 1998-09-28
CIK 921066

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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

                               FRESH'N LITE, INC.


                                                                                             PAGE NO.
                                                                                             --------

PART I            FINANCIAL INFORMATION..............................................          2

Item 1.           Financial Statements...............................................          2

                  Condensed Balance Sheet for the Six Month Period
                  Ended June 30, 1998................................................          2

                  Condensed Income Statement For Three Month and
                  Six Month Periods Ended June 30, 1997 and June 30, 1998............          4

                  Condensed Statement of Cash Flows for the Six Month
                  Periods Ended June 30, 1997 and June 30, 1998......................          5

                  Notes to Interim Condensed Financial Statements (Unaudited)........          7

                  Notes to Interim Condensed Financial Statements (Unaudited)........          8

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations......................          9


PART II           OTHER INFORMATION..................................................          11

Item 2.           Changes in Securities..............................................          11

Item 4.           Submission of Matters to a Vote of Security Holders................          11

Item 6.           Exhibits and Reports on Form 8-K...................................          12

Signatures        ...................................................................          13

Exhibit Index     ...................................................................          14

                         PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                               FRESH'N LITE, INC.
                            CONDENSED BALANCE SHEET
                         FOR THE SIX MONTH PERIOD ENDED
                                 JUNE 30, 1998

                                                                         DECEMBER 31,          JUNE 30,
                                                                             1997                1998
                                                                         ------------        ------------
                                                                     (Restated Unaudited)     (Unaudited)

         ASSETS

         CURRENT ASSETS
Cash ............................................................         $    20,373          $ 1,789,639
Inventory .......................................................              26,571               40,270
                                                                          -----------          -----------
         Total Current Assets ...................................              46,944            1,829,909
                                                                          -----------          -----------

         PROPERTY AND EQUIPMENT (Pledged)
Buildings .......................................................           3,774,141            5,347,868
Land ............................................................             135,000              385,000
Leasehold Improvements ..........................................              30,113               30,113
Vehicles and Equipment ..........................................           1,250,302            2,518,525
                                                                          -----------          -----------
         Total Property and Equipment ...........................           5,189,556            8,281,506

Accumulated Depreciation ........................................            (430,325)            (479,132)
                                                                          -----------          -----------

         Property and Equipment - Net............................           4,759,231            7,802,374
                                                                          -----------          -----------
         OTHER ASSETS
Assets Held for Sale, Net of Accumulated Depreciation ...........             909,835              241,413
Corporate Organizational Costs and Other Assets,
  Net of Accumulated Amortization ...............................              32,651               26,299
Notes Receivable - Related Parties ..............................             164,543               75,000
Deferred Interest ...............................................               -0-                833,333
                                                                          -----------          -----------
         Total Other Assets .....................................           1,107,029            1,176,045
                                                                          -----------          -----------

         TOTAL ASSETS ...........................................           5,913,204           10,808,328
                                                                          ===========          ===========



See accompanying notes.

                               FRESH'N LITE, INC.
                            CONDENSED BALANCE SHEET
                         FOR THE SIX MONTH PERIOD ENDED
                                 JUNE 30, 1998
(Continued)

                                                                    DECEMBER 31,           JUNE 30,
                                                                        1997                 1998
                                                                    ------------         ------------
                                                                     (Restated           (Unaudited)
                                                                     Unaudited)

         LIABILITIES AND SHAREHOLDERS EQUITY

         CURRENT LIABILITIES
Accrued Expenses ..........................................         $   340,635          $    44,715
Accounts Payable ..........................................              52,864               67,547
Bank Overdraft ............................................              48,104                  --
Note Payable - Short Term .................................              10,249                  --
Income Tax Payable ........................................               8,800               62,800
Current Portion of Capital Lease Obligations ..............               6,175                6,175
Current Portion of Notes Payable - Long Term ..............             465,015              292,604
                                                                    -----------          -----------
         Total Current Liabilities ........................             931,842              473,841

         OTHER LIABILITIES
Capital Lease Obligations, Net of Current Portion .........             165,504              165,000
Notes Payable - Long Term, Net of Current Portion .........           1,101,437            2,206,874
Bonds Payable .............................................               -0-              3,000,000
Deferred Income Tax Liability .............................             121,200              174,200
                                                                    -----------          -----------
         Total Other Liabilities...........................           1,388,141            5,546,074
                                                                    -----------          -----------
         Total Liabilities ................................           2,319,983            5,546,074
                                                                    -----------          -----------

         SHAREHOLDERS EQUITY
Common Stock, $.01 Par Value; 50,000,000 Shares Authorized;
  6,356,852 Shares Issued and Outstanding..................              61,585               63,568
Additional Paid In Capital ................................           3,278,499            4,244,071
Retained Earnings - Prior .................................             135,001              254,387
Retained Earnings - Current ...............................             119,386              227,637
Less Treasury Stock, at Cost ..............................              (1,250)              (1,250)
                                                                    -----------          -----------

         Total Shareholders Equity ........................           3,593,221            4,788,413
                                                                    -----------          -----------

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY .................           5,913,204           10,808,328
                                                                    ===========          ===========




See accompanying notes.

                               FRESH'N LITE, INC.
                           CONDENSED INCOME STATEMENT
                FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED
                        JUNE 30, 1997 AND JUNE 30, 1998

                                                            THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                                  JUNE 30,                                 JUNE 30,
                                                      --------------------------------         -----------------------------

                                                         1997                 1998               1997                1998
                                                      -----------          -----------         -----------       -----------

                                                      (Restated            (Unaudited)          (Restated         (Unaudited)
                                                      Unaudited)                                Unaudited)
SALES .......................................         $   809,930          $   942,635          $ 1,522,822        $ 1,740,854

    EXPENSES
Food and Beverage Costs .....................             221,410              268,455              426,377            473,611
Salaries and Contract Labor .................             209,736              208,857              418,572            436,879
Payroll and other Taxes .....................              32,126               34,389               64,690             74,271
Professional Fees ...........................              27,927               19,087               81,819             27,515
Advertising and Promotional .................              20,138               27,155               38,706             42,440
Rent ........................................              34,308               57,984               69,952            108,563
Insurance ...................................               8,963               17,588               22,767             34,709
Telephone ...................................               9,962                5,983               17,820             11,292
Travel ......................................               4,325                3,657                8,075              6,888
Utilities ...................................              21,208               23,357               46,253             46,949
Depreciation ................................              51,701               34,618               90,165             70,768
Amortization ................................              19,472               16,567              211,766             31,417
Interest ....................................              36,841              210,555               56,585            244,401
Linen and Laundry ...........................              10,946               12,042               16,230             23,617
Repairs and Maintenance .....................              16,765               15,595               34,483             35,654
Supplies ....................................               6,833               11,535               13,351             20,842
Miscellaneous ...............................               6,375                6,080                8,875              6,080
                                                      -----------          -----------          -----------        -----------
    Total Expenses ..........................             739,036              973,504            1,626,486          1,695,896
                                                      -----------          -----------          -----------        -----------

    OPERATING INCOME (LOSS) .................              70,894              (30,869)            (103,664)            44,958

OTHER INCOME/(EXPENSE)
Profit / (Loss) on Sale of Assets ...........                --                150,000                   11            261,593
Rental Income ...............................                --                   --                   --               28,086
Income Tax (Expense) Benefit:
    Current .................................                --               (160,000)                --             (160,000)
    Deferred ................................                --                 53,000                 --               53,000
                                                      -----------          -----------          -----------        -----------

    NET INCOME ..............................              70,894              12,131             (103,664)            227,637

Basic Earnings Per Share ....................         $      .012          $      .002          $     (.017)       $      .036
Diluted Earnings Per Share ..................         $      .012          $      .002          $     (.017)       $      .036




See accompanying notes.

                               FRESH'N LITE, INC.
                       CONDENSED STATEMENT OF CASH FLOWS
                        FOR THE SIX MONTH PERIODS ENDED
                        JUNE 30, 1997 AND JUNE 30, 1998

                                                           JUNE 30, 1997       JUNE 30, 1998
                                                           -------------       -------------
                                                        (Restated Unaudited)    (Unaudited)

Cash Flows from Operating Activities:
   Net Income (Loss) .............................         $  (103,653)         $   227,637
                                                           -----------          -----------

Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
    Depreciation .................................              90,165               70,768
    Amortization .................................             211,766               31,417

    Net Change in Assets and Liabilities:
        Decrease/(Increase) in other assets.......                -0-              (833,333)
        Decrease/(Increase) in Inventory .........             (28,215)             (13,699)
        (Decrease)/Increase in Accounts Payable                 (6,537)              14,683
        (Decrease)/Increase in Accrued Expenses               (114,277)            (295,920)
        (Decrease)/Increase in Income Tax Liabilities             -0-               107,000
                                                           -----------          -----------
    Total Adjustments ............................             152,902             (919,084)
                                                           -----------          -----------
        Net Cash Provided by Operating Activities              (49,249)            (691,447)
                                                           -----------          -----------
Cash Flows from Investing Activities:
    Capital Expenditures .........................            (612,822)          (3,459,426)
    Expenditures for Preopening/Remodel Costs
      and other Assets ...........................             (24,020)                   0
    (Increase)/Decrease in Notes Receivable ......             (25,521)              89,543
    Increase in Deferred Franchise System Costs ..             (39,969)                   0
    Net Proceeds from Sale of Assets .............                  11              930,015
                                                           -----------          -----------
        Net Cash Used in Investing Activities ....            (702,321)          (2,439,868)
                                                           -----------          -----------
Cash Flows from Financing Activities:
    Proceeds from issuance of convertible bonds...                -0-             2,670,000
    Sale of Common Stock .........................             959,500            1,297,555
    Borrowing on Notes Payable ...................                   0            1,433,026
    Principal Payments on Notes Payable ..........            (166,585)            (500,000)
                                                           -----------          -----------
        Net Cash Provided by Financing Activities              792,915            4,900,581
                                                           -----------          -----------

    NET INCREASE / (DECREASE) IN CASH ............              41,345            1,769,266
    CASH AT BEGINNING OF YEAR ....................              18,967               20,373
                                                           -----------          -----------
    CASH AT END OF PERIOD ........................              60,312            1,789,639
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

           The beneficial conversion feature attached to the A Debentures is valued at $500,000. The value is calculated at the date of issue as the difference between the conversion price most beneficial to the investor and the fair value of the common stock into which the security is convertible, multiplied by the number of shares into which the security is convertible. This amount will be amortized into interest expense during the period between issuance of the debt and the date the securities can be converted at the highest discount, which is ninety days from date of issuance. The beneficial conversion feature is reflected as deferred interest, which is disclosed net of amortization.

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

                               FRESH'N LITE, INC.
                NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                         FOR THE SIX MONTH PERIOD ENDED
                                 JUNE 30, 1998
                                  (Unaudited)




           The beneficial conversion feature attached to the B Debentures is valued at $500,000. The value is calculated at the date of issue as the difference between the conversion price most beneficial to the investor and the fair value of the common stock into which the security is convertible, multiplied by the number of shares into which the security is convertible. This amount will be amortized into interest expense during the period between issuance of the debt and the date the securities can be converted at the highest discount which is ninety days from date of issuance. The beneficial conversion feature is reflected as deferred interest, which is disclosed net of amortization.

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

         Costs and Expenses. Costs and expenses for the three month period ended June 30, 1998 increased by $234,468, or 32.0% to $973,504 as compared to $739,036 for the corresponding period of 1997. This was primarily due to higher volume stores in the Dallas market. Other variances between the costs and expenses for the three month periods are due to income tax expense and interest expense from the debenture.

         Net Income. The Company had a net income for the three months ended June 30, 1998 of $12,131 compared to net income of $70,894 for the corresponding three months of 1997, representing $..002 and $.012 per share, respectively. Earnings per share figures are based on basic and diluted earnings per share.

         Comparison of Six Months Ended June 30, 1997 and 1998

         Revenues. For the six months ended June 30, 1998, the Company has generated revenues of $1,740,854 compared to revenues in the same period 1997 of $1,522,282, a 14.4% gain, a profit of $12,131 compared to a loss in the same period of 1997 of $103,653. The increase in revenues was due to the fact that the Valley Ranch location only operated for 4 1/2 months of the same period in 1997 and The Colony facility was not operating during the same period of 1997. The Company attributes the increase to increased promotion associated with Chad Hennings' involvement with the Company. The Fresh'n Lite restaurant at Preston and Frankford which would have been able to demonstrate same store sales was closed for 45 days during the period in order to convert it to a Street Talk Cafe concept.

         Costs and Expenses. Costs and expenses for the six month period ended June 30, 1998 increased by $69,410, or 4.2% to $1,695,896 as compared to $1,626,486 for the corresponding period of 1997. This was primarily due to accelerated amortization costs associated with the closing of the Nacogdoches, Texas, facilities in the first quarter of 1997. Other variances between the costs and expenses for the first six months of 1998 and 1997 are minimal.

         Net Income. The Company had a net income for the six months ended June 30, 1998 of $226,637 compared to a net loss of $103,653 for the corresponding six months of 1997, representing $.036 and $(.017) per share, respectively. Earnings per share figures are based on basic and diluted earnings per share.

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

                                       FRESH'N LITE, INC.
                                       (Registrant)


Date:    September 25, 1998               By: /s/ Stanley L. Swanson
                                           ------------------------------------
                                           Stanley L. Swanson, Chief
                                           Executive Officer
                                           (Duly Authorized Signatory)


Date:    September 25, 1998               By: /s/ Curtis A. Swanson
                                           ------------------------------------
                                           Curtis A. Swanson, Chief Financial
                                           Officer and Executive Vice
                                           President
                                           (Duly Authorized Signatory)

                                 EXHIBIT INDEX



No.               Description of Exhibit
----              ----------------------
27                Financial Data Schedule