Form 10QSB
period 1998-09-30
RESTAURANT TEAMS INTERNATIONAL INC
filed 1998-11-20
CIK 921066

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____  to _____


                        Commission file number 001-13559


                      Restaurant Teams International, Inc.
                      ------------------------------------
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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]


Number of shares outstanding of each of the issuer's classes of common stock, as of November 17, 1998: 6,515,414 shares of common stock, par value $.01.



                      RESTAURANT TEAMS INTERNATIONAL, INC.


                                                                                                          Page  No.
                                                                                                          ---------

PART I            FINANCIAL INFORMATION..........................................................           2

Item 1.           Financial Statements...........................................................           2
                  --------------------

                  Condensed Balance Sheet for the Nine Month Period
                  Ended September 30, 1998.......................................................           2

                  Condensed Income Statement For Three Month and
                  Nine Month Periods Ended September 30, 1997 and September 30, 1998.............           4

                  Condensed Statement of Cash Flows for the Nine Month
                  Periods Ended September 30, 1997 and September 30, 1998........................           5

                  Notes to Interim Condensed Financial Statements (Unaudited)....................           6

Item 2.           Management's Discussion and Analysis of
                  ---------------------------------------
                  Financial Condition and Results of Operations..................................           7
                  ---------------------------------------------

PART II           OTHER INFORMATION..............................................................           10

Item 1.           Legal Proceedings..............................................................           10
                  -----------------

Item 6.           Exhibits and Reports on Form 8-K...............................................           10
                  --------------------------------

Signatures        ...............................................................................           11

Exhibit Index     ...............................................................................           12



                         PART I - FINANCIAL INFORMATION

Item 1:  FINANCIAL STATEMENTS

                      Restaurant Teams International, Inc.
                             Condensed Balance Sheet
                         For the Nine Month Period Ended
                               September 30, 1998

                                                                                      -------------    -------------
                                                                                        December 31,   September 30,
                                                                                            1997         1998

                                                                                        (Restated
                                                                                         Unaudited)    (Unaudited)

         ASSETS

     CURRENT ASSETS


Cash...........................................................................       $     20,373     $    787,610
                                                                                      ------------     ------------
Inventory......................................................................             26,571           60,601
                                                                                      ------------     ------------
     Total Current Assets......................................................             46,944          848,211

     PROPERTY AND EQUIPMENT (Pledged)
Buildings......................................................................          3,774,141        5,829,058
Land...........................................................................            135,000          385,000
Leasehold Improvements.........................................................             30,113           30,113
                                                                                      ------------     ------------
Vehicles and Equipment.........................................................          1,250,302        2,568,697
     Total Property and Equipment..............................................          5,189,556        8,812,868

                                                                                      ------------     ------------
Accumulated Depreciation.......................................................           (430,325)        (539,893)

                                                                                      ------------     ------------
     Property and Equipment - Net..............................................          4,759,231        8,272,975

     OTHER ASSETS

Assets Held for Sale, Net of Accumulated Depreciation..........................            909,835                0
Corporate Organization Costs and Other Assets,                                              32,651           58,950
 Net of Accumulated Amortization...............................................
Notes Receivable - Related Parties.............................................            164,543           75,000
                                                                                      ------------     ------------
     Total Other Assets........................................................          1,107,029          133,950

                                                                                      ============     ============
     TOTAL ASSETS..............................................................         $5,913,204       $9,255,136







                      Restaurant Teams International, Inc.
                             Condensed Balance Sheet
                         for the Nine Month Period Ended
                               September 30, 1998
(Continued)
                                                                                     ------------    -------------
                                                                                     December 31,    Septebmer 30,
                                                                                         1997          1998

                                                                                     (Restated       (Unaudited)
                                                                                     Unaudited)
        LIABILITIES AND SHAREHOLDERS EQUITY

     CURRENT LIABILITIES
Accrued Expenses...............................................................       $    340,635      $    45,236
Accounts Payable...............................................................             52,864           56,891
Bank Overdraft.................................................................             48,104               --
Note Payable - Short Term......................................................             10,249               --
Income Tax Payable.............................................................              8,800            8,800
Current Portion of Capital Lease Obligations...................................              6,175                0
                                                                                      ------------     ------------
Current Portion of Notes Payable - Long Term...................................            465,015          292,604
     Total Current Liabilities.................................................            931,842          403,531

     OTHER LIABILITIES
Capital Lease Obligations, Net of Current Portion..............................            165,504                0
Notes Payable - Long Term, Net of Current Portion..............................          1,101,437        2,126,874
Deferred Income Tax Liability..................................................            121,200          121,200
                                                                                      ------------     ------------
     Total Other Liabilities...................................................          1,388,141        2,248,074
                                                                                      ------------     ------------
     Total Liabilities.........................................................          2,319,983        2,651,605

     SHAREHOLDERS EQUITY

Common Stock, $.01 Par Value; 50,000,000 Shares Authorized;
  6,515,414 Shares Issued and Outstanding......................................             61,585           65,154
Additional Paid In Capital.....................................................          3,278,499        6,244,071
Retained Earnings - Prior......................................................            135,001          254,387
Retained Earnings - Current....................................................            119,386          603,861
                                                                                      ------------     ------------
Less Treasury Stock, at Cost...................................................             (1,250)        (563,942)
                                                                                      ------------     ------------
     Total Shareholders Equity.................................................          3,593,221        6,603,531

                                                                                      ============     ============
     TOTAL LIABILITIES AND SHAREHOLDERS EQUITY.................................         $5,913,204       $9,255,136






                      Restaurant Teams International, Inc.
                           Condensed Income Statement
                For the Three Month and Nine Month Periods Ended
                    September 30, 1997 and September 30, 1998



                                                              Three Months Ended             Nine Months Ended
                                                                 September 30,                  September 30,
                                                           ----------   ----------       ----------      ----------
                                                              1997         1998              1997          1998
                                                            (Restated   (Unaudited)       (Restated      (Unaudited)
                                                           Unaudited)                     Unaudited)

SALES...............................................       $  827,288   $ 1,076,110      $ 2,351,110    $ 2,816,946
  EXPENSES
Food and Beverage Costs.............................          225,244       303,374          651,621        776,985
Salaries and Contract Labor.........................          203,529       306,993          622,101        743,872
Payroll and other Taxes.............................           24,113        50,822           88,803        125,093
Professional Fees...................................            4,182        12,590           86,001         40,105
Advertising and Promotional.........................           10,806        37,166           49,512         79,606
Rent................................................           39,162        65,623          109,114        174,186
Insurance...........................................           15,382        21,691           38,149         56,400
Telephone...........................................           10,818        13,932           28,638         25,224
Travel..............................................            2,482         2,165           10,557          9,053
Utilities...........................................           19,863        27,437           66,116         74,386
Depreciation........................................           51,515        38,800          141,680        109,568
Amortization........................................           18,650        18,000          230,416         49,417
Interest............................................           26,416        55,877           83,001        133,611
Linen and Laundry...................................            6,649        12,008           22,879         35,625
Repairs and Maintenance.............................           16,312        10,924           50,795         46,578
Supplies............................................            6,356         7,823           19,707         28,665
                                                           ----------    ----------       ----------     ----------
Miscellaneous.......................................            1,003           806            9,878          6,886
                                                           ----------    ----------       ----------     ----------
     Total Expenses.................................          682,482       986,031        2,308,968      2,515,260

     OPERATING INCOME (LOSS)........................          145,806        90,061           42,142        301,686

     OTHER INCOME/(EXPENSE)

Profit/(Loss) on Sale of Assets.....................               11         1,763               11        263,330

Rental Income.......................................                -        10,758                -         38,844

Income Tax (Expense) Benefit:

     Current........................................                -             -                -              -
                                                           ----------    ----------       ----------     ----------
     Deferred.......................................                -             -                -              -
                                                           ----------    ----------       ----------     ----------
     NET INCOME.....................................         $145,817      $102,557          $42,153       $603,861

Basic Earnings Per Share............................     $       .023  $       .016      $      .007    $      .093
Diluted Earnings Per Share..........................     $       .021  $       .013      $      .006    $      .074





                      Restaurant Teams International, Inc.
                        Condensed Statement of Cash Flows
                        For the Nine Month Periods Ended
                    September 30, 1997 and September 30, 1998


                                                                              September         September
                                                                                30,1997          30, 1998
                                                                             ----------        ----------
                                                                              (Restated
                                                                             (Unaudited)       (Unaudited)


Cash Flows from Operating Activities:

     Net Income (Loss)............................................           $   42,153         $  603,861

Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
     Depreciation.................................................              141,680            109,568
     Amortization.................................................              230,416             49,417

     Net Change in Assets and Liabilities:
         Decrease / (Increase) in Inventory.......................              (46,769)           (34,030)
         (Decrease) / Increase in Accounts Payable................                4,956              4,027
                                                                             ----------         ----------
         (Decrease) / Increase in Accrued Expenses................              (31,011)          (295,399)
                                                                             ----------         ----------
     Total Adjustments............................................              299,272           (166,417)
                                                                             ----------         ----------
         Net Cash Provided by Operating Activities................              341,425            437,444

Cash Flows from Investing Activities:
     Capital Expenditures.........................................           (1,140,747)        (3,623,312)
     Expenditures for Preopening/Remodel Costs                                  (88,099)                 0
       and other Assets...........................................
     (Increase) / Decrease in Notes Receivable....................              (25,521)            89,543
     Increase in Deferred Franchise System Costs..................              (39,969)                 0
                                                                             ----------         ----------
     Net Proceeds from Sale of Assets.............................                   11            605,673
                                                                             ----------         ----------
          Net Cash Used in Investing Activities....................         (1,294,3251)        (2,928,096)

Cash Flows from Financing Activities:
     Repurchase of Common Stock                                                       0
     Sale of Common Stock.........................................              959,500
     Borrowing on Notes Payable...................................              223,663          1,433,026
                                                                             ----------         ----------
     Principal Payments on Notes Payable..........................             (166,585)          (580,000)

         Net Cash Provided by Financing Activities................            1,016,578          3,257,889

     NET INCREASE / (DECREASE) IN CASH............................               63,678            767,237

     CASH AT BEGINNING OF YEAR....................................               18,967             20,373
                                                                             ==========         ==========
     CASH AT END OF PERIOD........................................              $82,645           $787,610



                      Restaurant Teams Internatioanl, Inc.
                 Notes To Interim Condensed Financial Statements
                         For the Nine Month Period Ended
                               September 30, 1998
                                   (Unaudited)

Note 1.    Basis of Presentation

           The condensed financial statements of Restaurant Teams International, Inc. (the ACompany@) as of September 30, 1997 and September 30, 1998 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The Company owns and operates four restaurants under the names of AFresh=n Lite Cafe & Grill@ and AStreet Talk Cafe.@

           The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. However, these operating results are not necessarily indicative of the results expected for the full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principals have been omitted pursuant to such rules and regulations. The notes to the condensed financial statements should be read in conjunction with the notes to the financial statements contained in the Form 10-SB/A-3 filed on August 14, 1998. Company management believes that the disclosures are sufficient for interim financial reporting purposes.

Note 2.    Sale of Restaurant Facility

           On March 17, 1998, the Company sold its facility in Nacogdoches, Texas. The Company realized a gain of $111,593 on the sale of this facility which was previously classified as Aassets held for sale.@

           On June 29, 1998, the Company sold its facility in Texarkana, Texas. The Company realized a gain of $150,000 on the sale of this facility which was previously classified as Aassets held for sale.@

           On August 4, 1998, the Company sold its facility in Longview, Texas. The Company realized a gain of $1,763 on the sale of this facility which was previously classified as "assets held for sale."

Note 3.    Other Events

           On November 9, 1998 the Company filed suit in Federal Court against its debenture holders claiming among other things misrepresentation by the debenture holders and their agents in the promotion of the debenture to the Company and violation of certain state and federal securities laws. The Company is seeking a recision of the debentures and damages.

           On November 11, 1997 the Company's board of directors approved a stock repurchase program for up to 250,000 shares of the Company's common stock.

Note 4.    Explanation of Restated Financial Statements

           The december 31, 1997 and the September 30, 1997 financial statements
           are    represented   as   restated  due to  the  reclassification  of
           capitalized leases as oprating leases.

Item 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

         This Quarterly Report on Form 10-QSB includes Aforward-looking statements@ within the meaning of Section 27A of the Securities Act of 1933, as amended (the ASecurities Act@), and Section 21E of the Securities Exchange Act of 1934, as amended (the AExchange Act@), which can be identified by the use of forward-looking terminology such as, Amay,@ Abelieve,@ Aexpect,@ Aintend,@ Aanticipate,@ Aestimate@ or Acontinue@ or the negative thereof or other variations thereon or comparable terminology. All statements other than statements of historical fact included in this Form 10-QSB, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors with respect to any such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from the Company's expectations (ACautionary Statements@) are disclosed in this Form 10-QSB, including, without limitation, in conjunction with the forward-looking statements included in this Form 10-QSB, and in the Company's Annual Report on Form 10-KSB/A-1 for the year ended December 31, 1997. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, but are not limited to, the newness of the Company, the need for additional capital and additional financing, the Company's limited restaurant base, lack of geographic diversification, the risks associated with expansion, a lack of marketing experience and activities, risks of franchising, seasonability, the choice of site locations, development and construction delays, need for additional personnel, increases in operating and food costs and availability of supplies, significant industry competition, government regulation, insurance claims and the ability of the Company to meet its stated business goals. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

         The following discussion of the results of operations and financial condition should be read in conjunction with the Financial Statements and related Notes thereto included herein.

Overview

         The Company was organized in June 1990 as Bosko's, Inc. under the laws of the State of Delaware. In November 1992 the Company changed its name to Fresh=n Lite, Inc., and in November 1995 the Company merged into a Texas corporation also bearing the name Fresh=n Lite, Inc. On September 18, 1998 the Company changed it's name to Restaurant Teams International, Inc. to more accurately reflect the direction management is taking with respect to positioning the Company as a multi-concept holding company. The Company currently owns and operates one Fresh=n Lite Cafe & Grill restaurant, in Irving (Valley Ranch) and three Street Talk Cafe restaurants in Dallas, Richardson, and The Colony, Texas. The Company plans to expand by opening additional Street Talk Cafe restaurants on a Company-owned basis in the Dallas/Ft. Worth demographic market area. Additionally, on October 15, 1998 the Company, through its wholly owned subsidiary RTOSF, Inc. entered into definitive agreements to purchase 100% of the assets of the Old San Francisco Steak House chain which operates four company-owned units in Dallas, Austin, San Antonio, and Houston, Texas and has licensees in Las Vegas, NV, Oklahoma City, OK, and Atlanta, GA.




Results of Operations

         Comparison of Three Months Ended September 30, 1997 and 1998

         Revenues. For the three months ended September 30, 1998, the Company's revenues increased 30% from $827,285 in the same period of 1997 to $1,076,110. The increase in revenues was due to the fact that the Valley Ranch location only operated for 72 months of the same period in 1997 and The Colony facility was not operating during the same period of 1997. The Company attributes the further increase to increased promotion associated with Chad Hennings= involvement with the Company. The Fresh=n Lite restaurant at Preston and Frankford, which would have been able to demonstrate same store sales, was closed for 15 days during the period in order to convert it to a Street Talk Cafe concept.

         Costs and Expenses. Costs and expenses for the three month period ended September 30, 1998 increased 44.5% from $682,482 to $986,031 from the corresponding period of 1997. This was primarily due to an increase in general and administrative expenses in preparation for the acquisition of the Old San Francisco Steak House chain, increased interest expense, and increased advertising costs. Other variances between the costs and expenses for the three month periods are minimal.

         Net Income. The Company had net income for the three months ended September 30, 1998 of $90,061 compared to net income of $145,086 for the corresponding three months of 1997, representing $.016 and $.023 per share, respectively. Earnings per share figures are based on basic earnings per share.

         Comparison of Nine Months Ended September 30, 1997 and 1998

         Revenues. For the nine months ended September 30, 1998, revenues increased 19.8% from $2,351,110 in the same period of 1997 to $2,810,946. The increase in revenues was due to the fact that the Valley Ranch location only operated for 72 months of the same period in 1997 and The Colony facility was not operating during the same period of 1997. The Company further attributes the increase to increased promotion associated with Chad Hennings= involvement with the Company.

         Costs and Expenses. Costs and expenses for the nine month period ended September 30, 1998 increased 8.9% from $2,308,968 to $2,515,260 from the corresponding period of 1997. This was primarily due to an increase in general and administrative expenses in preparation for the acquisition of the Old San Francisco Steak House chain, increased interest expense, and increased advertising costs. Other variances between the costs and expenses for the three month periods are minimal.

         Net Income. The Company had a net income for the nine months ended September 30, 1998 of $603,861 compared to a net income of $42,153 for the corresponding period of 1997, a 1433% gain, representing $.093 and $.007 per share, respectively. Earnings per share figures are based on basic earnings per share.

Liquidity and Capital Resources

         Historically, the Company has required capital to fund the operations and capital expenditure requirements of its Company-owned restaurants.

         From January 4, 1995 through December 12, 1997, the Company received gross proceeds from an intra-state offering of $2,219,500. Approximately $287,600 of the proceeds were used to cover offering- related costs, including underwriting discounts and commissions. The net proceeds were used primarily for the acquisition of the Company's corporate offices. The remaining proceeds were used to develop additional restaurants and for general corporate purposes.

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

         The Company is currently operating out of cash flow from operations. The Company completed two private placements of A Debentures and B Debentures on May 29, 1998 and June 29, 1998, respectively, providing net proceeds to the Company of $2,670,000. The proceeds were used to fund the Company's expansion strategy of opening additional Street Talk Cafe restaurants in the Dallas market area. The Company is currently seeking a recision of said debentures through a law suit filed in Federal court on November 9, 1998.

Plan of Operations

         The Company has planned the following operations for the 1998 calendar year, including:

     (i) Open one additional Street Talk Cafe restaurant at location in Addison, Texas
     (ii) Begin the conversion of an additional Street Talk Cafe restaurant in Plano, Texas.
     (iii) Complete the acquisition of the Old San Francisco Steak House chain.

Employees

         The Company expects to hire three full time management personnel and thirty part time hourly personnel with the opening of each new restaurant operation. The cost of these personnel should be 25% of the annual operating revenue to be generated by each operation. The initial cost of hiring and training of all personnel is covered in the store start up costs.




                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         Registrant filed a lawsuit on November 6, 1998 in the U.S. District Court for the Eastern District of Texas, Tyler Division, Cause No. 6:98-CV-679, styled Restaurant Teams International, Inc. v Dominion Capital Fund, Ltd., Canadian Advantage Limited Partnership, Sovereign Partners Limited Partnership, Corporate Capital Management, Thomson Kernaghan & Co., Ltd., Steve Hicks, Mark Valentine, and Mark Savage. Registrant alleges that the Defendants engaged in fraudulent activities in connection with the issuance and sale of Registrant's 6% Convertible Debentures in violation of Texas law, and in particular a breach of the representations that they would not engage in short sales of the Registrant's common stock. Registrant seeks recision of the debentures and other costs and damages in the action. Pending the outcome of the suit Registrant has tendered recision of the debentures and will cease further payments thereon and refuse to honor any request for conversion of such debentures.


Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

          (a) Hereafter set forth as an exhibit to the Form 10-QSB of Restaurant Teams International, Inc. is the following exhibit:

                  No.        Description of Exhibit
                  ---        ----------------------

                  27         Financial Data Schedule
                  --         -----------------------


          (b)  Current Reports on Form 8-K:

               1. Current Reports on Form 8-K dated November 4, 1998 and September 10, 1998 pursuant to Item 5.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     RESTAURANT TEAMS INTERNATIONAL, INC.
                                     (Registrant)


Date:  November 18, 1998        By:  /s/  Stanley L. Swanson
                                     -------------------------------------------
                                     Stanley L. Swanson, Chief Executive Officer
                                     (Duly Authorized Signatory)


Date:  November 18, 1998        By:  /s/  Curtis A. Swanson
                                     -------------------------------------------
                                     Curtis A. Swanson, Chief Financial Officer
                                     and Executive Vice President
                                     (Duly Authorized Signatory)

                                  EXHIBIT INDEX


No.               Description of Exhibit

16.1              Current  Report  on Form 8-K  dated  November  4,  1998

99                Current  Report on  Form 8-K  dated September 10, 1998.

27                Financial Data Schedule