Form 10KSB
period 1998-12-31
RESTAURANT TEAMS INTERNATIONAL INC
filed 1999-04-15
CIK 921066

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB


[x]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                   For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________
                        Commission file number 001-13559

                      Restaurant Teams International, Inc.
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

           None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, par value $.01
                                (Title of class)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant=s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer=s revenues for the most recent fiscal year:  $3,705,013.

Part III, Items 9 through 12, of Form 10KSB will be incorporated by reference to the Issuer's definitive proxy statement for its annual meeting of shareholders to be held in May 1999.

The aggregate market value of common stock held by non-affiliates of the registrant based on the sale trade price of the common stock as reported on the OTC-BB on April 1, 1999 was $15,730,489. For purposes of this computation, all officers, directors, and 10% beneficial owners of registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant. Number of shares outstanding of each of the Issuer=s classes of common stock, as of April 1, 1999: 7,936,966 shares of common stock, par value $.01.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

                                     PART I

Item 1.  DESCRIPTION OF BUSINESS

History

         Fresh'n Lite, Inc. (the "Company") is a Texas corporation. The Company originally was incorporated as a Delaware corporation on May 9, 1990, under the name "Bosko's, Inc." On November 9, 1992, the Bosko=s, Inc. name was changed to 'Fresh'n Lite, Inc."

         In October 1995, the Delaware corporation merged into its wholly-owned subsidiary, F'NL, Inc., a Texas corporation. F'NL, Inc. was the surviving corporation in the merger. F=NL, Inc. then changed its name to "Fresh'n Lite, Inc." The purpose of the merger was to convert the Delaware corporation into a Texas corporation.

         On September 15, 1998 the Company changed its name to Restaurant Teams International, Inc. in order to more properly reflect management's desire to position the Company as a restaurant holding company.

         The Company was formed in connection with the creation of a restaurant in Marshall, Texas, which was named "Bosko's 3 N 1 D-Lite." In the past, the Company has operated restaurants in the Texas cities of Marshall, Tyler, Longview, Nacogdoches and Texarkana. Each of these restaurants has been closed or sold as the Company has developed its restaurant concept and as the Company has focused on middle class urban markets in the Dallas/Fort Worth metropolitan area.

Company Business

         The Company currently operates three full-service restaurants located in the Texas cities of Addison, The Colony and Richardson under the name "Street Talk Cafe."

         The Company's restaurants offer a variety of food items, including a wide selection of sandwiches, salads, pizzas, steaks, seafood, Tex-Mex and other food items and desserts that appeal to health-conscious customers. The Company believes that its restaurants' offerings do not sacrifice taste and represent a health-conscious alternative to traditional restaurant fare.

         The majority of the Company=s food items are prepared to order using fresh meats, cheeses, and vegetables. While the restaurants offer full-service casual dining, the menus are designed to permit quick food preparation. The restaurants offer take-out service.


         The key  strategic  elements of the Street  Talk Cafe  concept are:

o Providing guests a broad menu with 50% of the "tie breakers" of each segment in low fat, yet good tasting versions to enhance frequency;

o Pricing menu offerings at levels comparable to other casual dining restaurants while providing more wholesome and nutritious selections;

o Selecting, training and motivating cast members to enhance customer dining experiences by delivering a level of service that is a product unto itself;

o Reinforcing perceived value through unique concept elements to provide guests with a superior "total dining" experience in a fun and entertaining atmosphere.

Menu

         The menu features a wide variety of entrees including sandwiches, salads, pizzas, steaks, seafood, Tex-Mex and special dinner items and desserts that have nonfat or low-fat content. Alcoholic beverages are served as a complement to meals and average approximately 10% of restaurant revenues.

         The Company targets urban white-collar markets and focuses on increasing customer value by providing more wholesome and nutritional offerings than other casual dining restaurants at comparable prices in a relaxed and entertaining atmosphere.

         The Company's strategy is to continually deliver broad menu appeal by offering patrons selections from all dining segments in low-fat, nutritious yet good tasting versions. In addition, the Company's efforts to assure the broad appeal of its menu, combined with its emphasis on affordability and food quality, promotes frequent return visits by restaurant guests.

         To accomplish these objectives, the Company identifies the "tie" breaking and "forerunner" products in each restaurant segment. Management feels these "best sellers" are the single most important reason guests select a casual dining restaurant. The Company offers about 50% of its selections in low-fat versions.

         Dinner entrees presently range in price from $6.95 to $12.95. An assortment of sandwiches, baked potatoes, salads, burgers, soups and pizza round out the menu and are priced between $3.25 and $8.50. The concept uses the same menu for lunch and supper. Nutritional information is printed on its healthy offerings and menus are changed quarterly to encourage frequency.


Ambiance/Design

         The design elements of Street Talk Cafe convey the "street" and "outdoor" ambiance associated with the name. Guests walk into the restaurant on brick streets and wait to be seated in a Trolley Car area complete with authentic benches.

         Guests can dine in a variety of rooms that reflect the type of shops, stores and surroundings normally associated with a "street experience." This makes dining at Street Talk Cafe a true event and helps the concept deliver greater value by offering an interesting and entertaining environment.

         The restaurant's design is sufficiently flexible to accommodate a variety of available sites and development opportunities, such as malls, end-caps of strip shopping centers and free standing buildings, including conversions. The physical plant is designed to serve a high volume of guests in a relatively limited period of time. Restaurants typically average approximately 4,500 square feet.

Competition

         Street Talk Cafe operates in the casual dining segment of the foodservice industry. This segment is estimated to be $36 billion per year with another $10 billion estimated in the Bar and Grill segment. Brinker International operates more brands in the casual dining segment than any other company with a total of seven different concepts.

         Casual operators agree that continued expansion of core concepts and a more aggressive pursuit of acquisitions are the two prevailing trends that will characterize the casual-theme segment in the near term.

         Despite the category's matured status, wide spread labor shortages and competitive saturation in dozens of suburban markets, leading casual-theme operators are confident there is plenty of room for domestic expansion.
Operators are looking to the fact that Baby Boomers are growing older and wealthier as their Echo Boom offspring grow "hipper".

         Fragmentation is happening in the casual segment. Casual Diners have historically tried to be all things to all people by carrying Tex-Mex, steaks, ribs, and a bar. Today, if people want steak, they will go to operators in the steak house niche like Outback or Lone Star. If they want Mexican, they will go to El Chico or Rio Bravo.

Suppliers

         The Company=s primary supplier of goods is Consolidated Companies, Inc. ("Conco"). On February 17, 1995, Conco entered into a five-year primary distribution agreement with the Company (the "Primary Distribution Agreement"), pursuant to which Conco has agreed to provide 90% of the products that are required by the Company and that Conco can provide. The Company currently purchases approximately 90% of its inventory from Conco. The Company purchases items from Conco, as-needed, on a net-30 day basis. The Company is current in its account with Conco. The Company also has accounts with other suppliers to ensure product availability in the event that Conco is unable to meet the Company=s needs in the future. In connection with entering into the Primary Distribution Agreement, Conco purchased 133,332 shares of the Company=s common stock, par value $.01 per share (the "Common Stock"), in March, 1995, for $199,999.

         In May and June of 1998 the Company issued in a private placement to three Investors, tranches of debentures raising $3,000,000 in gross proceeds ($2,670,000 in net proceeds). The Company intends to use the proceeds of the issuance to pursue the Company=s business strategy. See AC Liquidity and Capital Resources" and "Litigation".


PENDING ACQUISITION

         On March 12, 1999 the Company entered into definitive documents to acquire the Fatburger hamburger chain. The Company is to close the acquisition in May 1999. Fatburger, founded in 1952, currently operates 13 company owned Fatburger restaurants in the Los Angeles, California market and franchisees 22 restaurants in Southern California and Las Vegas, Nevada under the Fatburger brand. Three additional franchised restaurants are under construction with two units expected to open in June 1999 and the third to open in August 1999. Currently, there are commitments and deposits for another 24 franchised units.

History

         The Fatburger brand, which first appeared in 1952, is a well-known trademark that has come to represent the classic Los Angeles hamburger stand. The original restaurant on Western Avenue and the well-known La Cienga unit are still operating. Many LA hamburger fans have had a Fatburger experience to relate, and for many out-of-town visitors, a stop at Fatburger is a necessary part of their itinerary. In becoming synonymous with the LA lifestyle, Fatburger has become a frequent dining spot for athletes and celebrities as well.

         Today the chain is experiencing resurgence with same-store sales at Company owned units up 20% during the last year and franchise division sales up 30% for the year.


Concept & Strategy

         Fatburger is in the quick service, cooked to order hamburger business. Critical to the overall taste and quality of the finished product is Fatburger's absolute commitment to a "cook to order" method that ensures every burger is served hot off the grill Fatburger operates in two distinct industry niches:
themed restaurants and hamburger. Fatburger offers an experience between traditional fast feeders and casual dining concepts.

         While 45% of sales come from the varied forms of Fatburger hamburgers, the core items are supported by other menu items that are consistent with the taste and quality standards of the concept. French fries and hand-breaded onion rings make up 18% of sales; beverages, including hand scooped, real ice cream milkshakes and fresh lemonade are 17%. Additional items include fresh all beef hot dogs, marinated chicken breast sandwich and ground turkey burgers. Guest check averages for Fatburger are $6.25.

         Over the past 47 years, this "high quality" quick service niche of the hamburger segment has made Fatburger one of the favorite restaurants in LA. Fatburger's unique blend of entertainment, value and product quality delineates the concept from other operators in the hamburger segment and provides a more memorable dining experience than other operators in the segment. Fatburger was voted best hamburger in Las Vegas and has won that distinction in several polls taken in the LA area.

Ambiance/Design

         The ambiance of the restaurant helps Fatburger achieve its motto as "The Last Great Hamburger Stand." The design, decor and atmosphere of the restaurants include distinctive rhythm and blues jukebox and a high quality sound system that contribute to an upbeat, but sophisticated environment, tying Fatburger back to the community juke joints and great burger joints of the past.

Restaurant Operations

         Fatburger requires its hourly team members to participate in a formal training program carried out at the individual restaurants, with the on-the-job training program varying from three days to two weeks. Managers are trained at one of the Company's specified training restaurants by that restaurant's general manager and then certified upon completion of an eight to twelve week program that encompasses all aspects of quality control and customer relations. Managers at restaurants prepare daily reports of cash, deposits, sales, operating costs and profits. In addition, they submit weekly payroll reports and profit and loss statements and perform weekly inventories of all food, beverage and supply items. Monthly profit and loss statements are provided to field management for analysis and comparison to Company budgets. Fatburger's objective is to maintain quality and consistency in its restaurants through the careful supervision of personnel and the establishment of standards relating to food handling and preparation, facility maintenance, and employee conduct. Fatburger maintains an electronic POS system that links each store to a centralized system. Individual restaurants are polled daily for sales, cash control and operational data.

         A typical Fatburger operates with a staff of 12-26, including a restaurant manager, four shift leaders, and 7-21 hourly employees who are predominately full time. Training is ongoing and a great deal of emphasis is placed on team-oriented behavior and interaction with guests. All new management personnel go through a five to eight week training program conducted at one of two designated training stores.

         Restaurants are open from 10:30 to midnight most days of the week, with later hours on weekends. Hours are set by management based on local conditions. In some circumstances, Fatburger restaurants are open for 24-hour service.

         Fatburger restaurants range in size from 950-2000 square feet. This small format and flexibility permits a broader range of site selection options and helps reduce the cost of opening new units. Fatburger has opened six restaurants in the last 48 months. For the four in-line or end cap units, the total cost to open a new unit averaged approximately $385,000, including all leasehold improvements, equipment, and beginning inventory as well as all expenses for design, site selection, lease negotiation, construction supervision and permitting.

         For the two newly constructed, freestanding units with drive-thrus, the average cost was approximately $675,000. Management expects future restaurants will cost approximately $450,000 to open based on design modifications, management experience, and emphasis on smaller units and buying economies.



Franchising

         Under the franchise-licensing program that has been in place since September 1995, Fatburger offers single unit and multi-unit franchises throughout the United States. Under a single unit agreement, a franchisee must pay a deposit of $30,000 that is applied towards their franchise fee.

         Multi-unit franchise agreements and development awards are the primary form of franchise awards and are used exclusively when entering new markets.

They must pay a $10,000 deposit for each restaurant they plan to develop. The balance of the franchise fee must be paid upon lease execution for each location.

         Development agreements conferring exclusive territory rights for a specified period of time require a $10,000 non-refundable development fee for each unit, as well as the $30,000 franchise fee per unit. If the pre-approved development schedule is not adhered to the exclusive rights may be forfeited.

         Ongoing royalty fees are 5% of gross sales. The initial term of the agreements is 15 years with 2 successive 10-year renewal options. Royalty fees are paid semi-monthly.

         The Company provides initial training and ongoing field support services to its franchisees in an effort to help maximize business and financial management, maintain quality control and customer service excellence, and to promote an active partnership between the Company and franchisees.

         The Company administers a marketing fund for the purposes of promoting and building brand identity, advertising and promotion, building community relations, and supporting the growth and development of the Fatburger system as a whole.

Terminated Acquisition

         In October 1998 the Registrant signed an asset Purchase Agreement to acquire all of the properties and assets comprising the Old San Francisco Restaurant chain ("OSF"). The OSF acquisition was for all cash at closing, and Registrant was unable to obtain financing for the purchase price on terms acceptable to it. Registrant therefore declined to pursue its agreement to purchase OSF, and the agreement was terminated without penalty on February 1, 1999. Registrant instead concentrated its efforts on pursuit of the Fatburger transaction.

Employees

         Registrant employed 74 persons as of April 1, 1999, including 9 executive and office personnel and 65 restaurant operational managers and staff.

Item 2: DESCRIPTION OF PROPERTY

Restaurant Locations

         The following table provides information with respect to each of the Company's restaurant properties. The Dallas, Irving, The Colony, and Richardson buildings are owned, with a lease on the land. The Company=s current plan is to secure a 20-year lease with an option to purchase on any land to be used for an additional restaurant.


                                                   Square Feet        Lease Expiration Date

         Location
         Dallas, Texas............................4,500 sq. ft.       February 21, 2015

         Irving (Valley Ranch), Texas.............4,700 sq. ft.       November 15, 2016

         The Colony, Texas........................4,700 sq. ft.       October 15, 2017

         Richardson, Texas .......................4,700 sq. ft.       December 15, 2017

         Addison, Texas ..........................4,500 sq. ft.       November 30, 2006



         The Company no longer operates restaurants in the Dallas and Irving locations, which were closed after year-end.

Headquarters Location

         The Company owns a building located at 1705 Whaley, Longview, Texas. The Company utilizes approximately 5,000 sq. ft. of the building for its administrative operations. The Company leases the remainder (approximately 15,000 sq. ft.) to another company. The Company purchased the headquarters land and building in December 1997 from a company that is partially owned by Messrs. Stanley L. Swanson "Mr. Stan Swanson") and Curtis A. Swanson ("Mr. Curtis Swanson"), who are both directors and officers of the Company.


Item 3. LEGAL PROCEEDINGS

         Restaurant Teams International, Inc. vs. Dominion Capital Fund, Ltd. et. al, Civil Action no. 6:98-CV-679 in the U.S. District Court, Eastern District of Texas, Tyler Division. Registrant filed suit on November 6, 1998 against three investment funds and their principals alleging fraud and violation of federal and state securities laws in connection with a $3 million investment in Registrant's convertible debentures. The debentures had a conversion rate based on 80% of the market price of Registrant common stock, which Registrant alleges was manipulated downward by illegal short selling in order to obtain a larger number of conversion shares. Defendants have counterclaimed alleging default of the debentures, breach of contract, securities fraud and common law fraud. The case is in the early stage of discovery.

         Thomas Kernaghan & Co. Limited and Mark Valentine v. Restaurant Teams International, Inc. et.al. Cause No. 98-CV-16128 in the General Court of Ontario, Canada. Two of the defendants in the Dominion Capital case filed suit in Canada in December 1998 charging defendant with defamation and libel in press releases made at the time the Dominion Capital case was filed, claiming damages in excess of $3 million. The Registrant is defending the case through Toronto counsel.

         Sovereign Partners Limited Partnership. et.al v. Restaurant Teams International, Inc. Cause No. 99-CIV-564 (RJW), U.S. District Court for the Southern District of New York. Certain defendants in the Dominion Capital case filed by Registrant have filed suit against Registrant and others in the Southern District of New York alleging defamation and libel based on the same facts contained in the Toronto case.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         A special meeting of shareholders was held on December 16 to approve an amendment to the Registrant's Articles of Incorporation to authorize a class of preferred stock. No other matter was submitted at the meeting, and the proposal was approved by a vote of 4,356,282 shares for, 5,811 shares against and 0 shares abstained.

                                     PART II

Item 5:  MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock began trading on the OTC Bulletin Board under the symbol "FLTT" on May 9, 1997. Such symbol was changed to RTIN in September 1998. The following table sets forth for the quarters indicated the high and low bid prices of the Company=s Common Stock as reported by the National Quotation Bureau, Inc. The prices reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

                                                              High       Low
                               1997


       First Quarter.....................................        N/A       N/A
       Second Quarter....................................    $ 3.000   $ 2.500
       Third Quarter.....................................      3.750     2.500
       Fourth Quarter....................................      3.625     2.125



                               1998                           High       Low


       First Quarter ....................................    $ 3.000   $ 1.649
       Second Quarter ...................................      4.469     1.656
       Third Quarter.....................................       4.00     1.875
       Fourth Quarter....................................       5.00     1.375

         As of  December  15,  1998,  the  Company  estimates  that  there  were approximately 568 beneficial owners of the Company=s Common Stock, and approximately 280 holders of record. The Company has never declared a dividend on its Common Stock.

Item 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS ON PLAN OF OPERATION

Forward-Looking Statements

         This Annual Report on Form 10-KSB includes forward-looking statements within the meaning of Section 27A of The Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which can be identified by the use of forward-looking terminology such as may, believe, expect, intend, anticipate, estimate or continue or the negative thereof or other variations thereon or comparable terminology. All statements other than statements of historical fact included in this Form 10-KSB, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such statements, including certain risks and uncertainties that could cause actual results to differ materially from the Company's expectations (Cautionary Statements) are disclosed in this Form 10-KSB. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, but are not limited to, the newness of the Company, the need for additional capital and additional financing, the Company's limited restaurant base, lack of geographic diversification, the risks associated with expansion, a lack of marketing experience and activities, risks of franchising, seasonability, the choice of site locations, development and construction delays, need for additional personnel, increases in operating and food costs and availability of supplies, significant industry competition, government regulation, insurance claims and the ability of the Company to meet its stated business goals. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

         The following discussion of the results of operations and financial condition should be the Financial Statements and related Notes thereto included herein.

Overview

The Company was organized in June 1990 as Bosko's, Inc. under the laws of the State of Delaware. In November 1992 the Company changed its name to Fresh'n Lite, Inc., and in November 1995 the Company merged into a Texas corporation also bearing the name Fresh'n Lite, Inc. On September 15, 1998 the Company changed its name to Restaurant Teams International, Inc. to more accurately reflect the direction management is taking with respect to positioning the Company as a multi-concept holding company. The Company currently owns and operates three Street Talk Cafe restaurants in Richardson, Addison, and The Colony, Texas.

Results of Operations

Comparison of Year Ended December 31, 1997 and December 31, 1998.

         Revenues. Operating revenues for fiscal year ended December 31, 1997 were $3,106,144, with an operating income of $179,020.

         Operating revenues for fiscal year ended December 31, 1998 were $3,705,013, a 19.3% increase from 1997, with an operating loss of $89,126. The 19.3% increase in revenues over 1997 is attributed to the opening of the Richardson Texas facility and the remodel of The Colony, Texas facility.

         Costs and Expenses. Costs and expenses for the fiscal year ended December 31, 1998 increased by $867,015 or 22.9% to $3,794,139 as compared to $2,927,124 for the corresponding period ended December 31, 1997. This was primarily due to opening of higher volume restaurants in the Dallas market area. General and Administrative Costs in 1998 increased by 318% to $905,079 as compared to $284,304 in 1997. This increase was primarily due to the development of infrastructure in anticipation of the future growth and acquisitions. Additionally the Company realized increased professional fees associated with the proposed acquisition of the OSF chain, (see "PENDING ACQUISITIONS) and acquisition costs which were expensed in 1998. Interest expense in 1998 increased by $1,561,238 to $1,560,699 over a gain of $539 in 1997, which was attributed to the reclassification of capitalized leases into operating leases. The increase in interest expense is almost exclusively attributed to the issuance by the company of the A & B convertible debentures dated May 29, 1998 and June 30, 1998 respectively. (see "EXPLANATION OF DEBENTURES" below)

         Net Income. The Company had a net loss for the fiscal year ended December 31, 1998 of $1,320,303 compared to net income of $119,386 for fiscal year ended December 31, 1997, representing less than$.21> and $.02 per share, respectively. The net loss in 1998 was primarily due to the costs associated with the issuance of the debentures in May and June of 1998. See "EXPLANATION OF DEBENTURES" - below and "Litigation" - Item 3.

Comparison of Year Ended December 31, 1996 and December 31, 1997.

         Revenues. Operating revenues for fiscal year ended December 31, 1996 were $2,602,533, with a gross profit of $1,862,111 (71.5%), and operating income of $282,327, before adding royalty revenues of $34,744, which increased operating income to $317,101.

         Operating revenues for fiscal year ended December 31, 1997 were $3,106,144, a 19.4% increase from 1996, an operating income of $166,862 which included a one time charge of $169,075 for the accelerated amortization of start up costs associated with the closing of the Nacogdoches, Texarkana, and Longview, Texas facilities. Prior to this charge, operating income was $335,937. The Company discontinued its franchise operation in early 1996, therefore no royalty revenues or franchise fees are reflected in the 1997 numbers. The 19.4% increase in revenues over 1996 is attributed to the opening of the Irving (Valley Ranch), and The Colony, Texas facilities.

         Costs and Expenses. Costs and expenses for the fiscal year ended December 31, 1997 increased by $594,388 or 25.5% to $2,926,758 as compared to $2,332,370 for the corresponding period ended December 31, 1996. This was primarily due to opening of higher volume restaurants in the Dallas market area.

         Net Income. The Company had a net income for the fiscal year ended December 31, 1997 of $119,386 compared to net income of $234,937 for fiscal year ended December 31, 1996, representing $.02 and $.04 per share, respectively.

Liquidity and Capital Resources

         Historically, the Company has required capital to fund the operations and capital expenditure requirements of its Company-owned restaurants.

         From January 4, 1995 through December 12, 1997, the Company received gross proceeds from an intrastate offering of $2,219,500. Approximately $287,600 of the proceeds was used to cover offering-related costs, including underwriting discounts and commissions. The net proceeds were used primarily for the acquisition of the Company's corporate offices. The remaining proceeds were used to develop additional restaurants and for general corporate purposes.

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

         The Company's principal capital requirements are the funding of acquisitions. During fiscal 1997, the Company constructed and opened one unit in the Colony, Texas, and began construction of a second unit in Richardson, Texas, and a third facility in Addison, Texas, and purchased its corporate offices facility. The total capital outlay for the year was.

         The Company is currently operating out of cash flow from operations. The Company completed two private placements of A Debentures and B Debentures on May 29, 1998 and June 29, 1998, respectively, providing net proceeds to the Company of $2,670,000. The proceeds were used to fund the Company's expansion strategy of opening additional Street Talk Cafe restaurants in the Dallas market area. The Company is currently seeking a recision of said debentures through a lawsuit filed in Federal court on November 9, 1998. See Item 3 - Legal Proceedings.

Explanation of Debentures

         On May 29, 1998, the Company entered into an agreement to issue two tranches of convertible debentures to accredited investors with a total face amount of $3,000,000. The Company received net proceeds of $2,670,000 after paying certain costs of the purchasers. The debentures bear interest at 6%, mature on May 29, 2000, and are convertible into shares of common stock of the Company. Conversion is at the option of the holders, and the number of shares of common stock to be received upon conversion is based upon the lesser of (a) the closing bid price on the day immediately preceding the agreement ($4.00), or (b) the average closing bid price for the Company's stock for the five-trading-day period immediately preceding the date of conversion, multiplied by a discount ranging from 17.5% to 25%, which is considered a beneficial conversion feature
(BCF). In accordance with generally accepted accounting principles, the Company valued the BCF by multiplying the difference between the fair value of the Company's stock as of the transaction date and the conversion price most beneficial to the investor, by the number of shares to be received upon conversion by the investor under the most beneficial terms. This resulted in a decrease in the carrying value of the Convertible Debentures and a corresponding increase in stockholder's equity of $1,000,000. The related discount recorded upon the issuance of the Convertible Debenture was accreted into interest expense over a sixty-one day period, beginning on the issuance date and ending on the first date at which the most beneficial conversion to the investor could be realized. This resulted in additional interest expense of $1,000,000 and a corresponding increase in the carrying value of the Convertible Debentures of $1,000,000 in 1998. The Company has the option of paying accrued interest upon conversion and at maturity in cash or through the issuance of an equal dollar value of additional shares. If the entire principal amount has not been converted by the maturity date, the Company will automatically convert the remaining principal using the same conversion formula described above. The Company has the right to redeem the debentures for the cash value of the shares that would be received upon conversion as of the redemption date, multiplied by the closing bid price on the last trading day immediately preceding the redemption date.

          If an event of default, as defined by the agreement, occurs, the holder may consider the Convertible Debentures to be immediately due and payable in cash, at an amount equal to the number of shares issuable upon conversion, including related discounts as described above, multiplied by the closing bid price of the day immediately preceding the notice of default. An event of default could result in the Company paying amounts to the holders in excess of the amounts recorded on the balance sheet.

          In connection with the issuance of these debentures, the Company issued to the investors and the placement agent warrants to purchase up to an aggregate of 150,000 and 50,000 shares, respectively, of the Company's stock with an exercise price equal to 110% of the average closing bid price for the five trading days immediately preceding the agreement date or $4.40. These warrants have a five-year life. The warrants were valued on the date of issuance at $2.00 per warrant which resulted in a decrease in the carrying value of the Convertible Debentures and a corresponding increase in stockholder's equity of $400,000. The resulting discount upon the issuance of Convertible Debentures will be accreted into interest expense over the life of the debentures, adjusted for conversions to common stock.

          During the year, the investors made two conversions of principal totaling $675,000, plus accrued interest. The Company issued 408,388 shares of common stock in connection with the conversions. No additional conversions have been made.

Year 2000 Disclosure

         The Company uses current versions of widely used, publicly available software for its accounting, data processing, and point of sale computer requirements. The providers of the software utilized by the Company have stated that there will be no failures in the programs used by the Company resulting from the year 2000. The Company does not utilize any customized software. The Company has not yet determined the impact, if any, that year 2000 issued may have on its vendors. However, the Company believes there are adequate alternative vendors that can supply products and services to the Company if necessary. Finally, the Company=s business is not highly dependent upon electronic data processing. In conclusion, the Company does not believe it is at a material risk from year 2000 issues.


Item 7.  FINANCIAL STATEMENTS

                                    Restaurant Teams International, Inc.
                                    Financial Statements
                                    As of December 31, 1998 and
                                    Years Ended December 31, 1998 and 1997
                                    with Report of Independent Auditors

                      Restaurant Teams International, Inc.

                              Financial Statements


                           As of December 31, 1998 and
                     Years Ended December 31, 1998 and 1997




                                    Contents

Report of Independent Auditors ..............................................1


Financial Statements

Balance Sheet ...............................................................3
Statements of Operations ....................................................5
Statements of Stockholders' Equity ..........................................6
Statements of Cash Flows ....................................................7
Notes to Financial Statements ...............................................9

                         Report of Independent Auditors



Board of Directors and Stockholders
Restaurant Teams International, Inc.

We have audited the accompanying balance sheet of Restaurant Teams International, Inc. (formerly Fresh'n Lite, Inc.) as of December 31, 1998, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Restaurant Teams International, Inc. as of December 31, 1998 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


San Antonio, Texas
April 9, 1999

                          Independent Auditors' Report



Board of Directors,
Restaurant Teams International, Inc.
Longview, Texas


We have audited the statement of operations, changes in shareholders' equity and cash flows of Restaurant Teams International, Inc. for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations of Restaurant Teams
International, Inc. (formerly Fresh`n Lite, Inc.) and its cash flows for the year ended December 31, 1997, in conformity with generally accepted accounting principles.





Certified Public Accountants




Tyler, Texas
March 3, 1998, except for Note 11 as to
which the date is August 12, 1998

                      Restaurant Teams International, Inc.

                                  Balance Sheet

                                December 31, 1998


Assets
Current assets:
   Cash and cash equivalents                            $1,606,245
   Inventories                                              43,035
   Prepaid expenses                                          7,415
   Federal income tax receivable                            38,030
                                                        ----------
Total current assets                                     1,694,725

Property and equipment:
   Land                                                    135,000
   Buildings                                             4,094,554
   Furniture, fixtures, and restaurant equipment           807,945
   Vehicles                                                130,691
   Leasehold improvements                                   30,113
                                                        ----------
                                                         5,198,303
   Less accumulated depreciation                           350,505
                                                        ----------
                                                         4,847,798

Deferred income taxes                                      223,155

Assets held for sale, net of accumulated depreciation    1,073,240

Notes receivable from related parties                    1,087,243

Debenture issuance costs                                   194,798

Other assets                                                50,526

                                                        ----------

Total assets                                            $9,171,485
                                                        ==========

Liabilities and Stockholders' Equity Current liabilities:
   Accounts payable                                              $    89,835
   Accrued interest payable                                          121,911
   Income taxes payable                                               10,000
   Other accrued liabilities                                         195,110
   Current portion of long-term debt                                 121,862
                                                                 -----------
Total current liabilities                                            538,718

Long-term debt, net of current portion                             2,043,961
Deferred income taxes                                                269,945
Deferred liabilities                                                  63,141
Deferred gain on sale of assets                                      193,502

Commitments and contingencies

Convertible debentures (less discount of $222,302)                 2,102,698

Stockholders' equity:
   Preferred stock, par value of $.01, 10,000,000 shares
      authorized, -0- issued and outstanding                           --
   Common stock, par value of $.01, 50,000,000 authorized
      shares; 6,833,328 shares issued and 6,552,888 outstanding       68,334
   Additional paid-in capital                                      5,718,252
   Treasury stock, 280,440 shares at cost                           (761,150)
   Retained earnings (deficit)                                    (1,065,916)
                                                                 -----------
Total stockholders' equity                                         3,959,520
                                                                 -----------

Total liabilities and stockholders' equity                       $ 9,171,485
                                                                 ===========


See accompanying notes.



                      Restaurant Teams International, Inc.

                            Statements of Operations


                                                         Year Ended December 31
                                                            1998           1997
                                                       --------------------------

Revenues                                               $ 3,705,013    $ 3,106,144
Cost and expenses:
   Cost of sales                                           968,382        890,944
   Restaurant labor and benefits                           971,727        744,910
   Other restaurant operating expenses                     690,527        584,546
   General and administrative expenses                     905,079        284,304
   Depreciation and amortization                           258,424        422,420
                                                       --------------------------
Total cost and expenses                                  3,794,139      2,927,124
                                                       --------------------------
Income from operations                                     (89,126)       179,020

Nonoperating income (expense):
   Interest, net                                        (1,560,699)           539
   Gain (loss) on disposal of property and equipment
                                                           208,282           (173)
                                                       --------------------------
                                                        (1,352,417)           366
                                                       --------------------------
(Loss) income before income taxes                       (1,441,543)       179,386

Income tax expense (benefit):
   Federal:
     Current                                               (46,830)
     Deferred                                              (74,410)
                                                       --------------------------
                                                          (121,240)        60,000
                                                       --------------------------
                                                       --------------------------

Net (loss) income                                      $(1,320,303)   $   119,386
                                                       ==========================

Net (loss) income per common share                     $      (.21)   $       .02
                                                       ==========================




See accompanying notes.



                      Restaurant Teams International, Inc.

                       Statements of Stockholders' Equity


                                                 Additional         Retained                           Total
                                   Common         Paid-In           Earnings         Treasury      Stockholders'
                                   Stock          Capital          (Deficit)          Stock            Equity
                               -------------------------------------------------------------------------------------

Balances at
   December 31, 1996              $   54,911    $   1,768,610     $     135,001     $     (1,250)   $   1,957,272
     Sale of common stock              6,674        1,509,889                 -                -        1,516,563
     Net income                            -                -           119,386                -          119,386
                               -------------------------------------------------------------------------------------
Balances at
   December 31, 1997                  61,585        3,278,499           254,387           (1,250)       3,593,221
     Sale of common stock              2,215          260,347                 -                -          262,562
     Issuance of common stock
       for compensation
                                         450           95,175                 -                -           95,625
     Value assigned to
       beneficial conversion
       rights and warrants                 -        1,400,000                 -                -        1,400,000
     Stock issued upon
       conversions of
       debentures                      4,084          684,231                 -                -          688,315
     Treasury stock purchased
                                           -                -                 -         (809,900)        (809,900)
     Issuance of treasury
       stock for property and
       equipment                           -                -                 -           50,000           50,000
     Net (loss)                            -                -        (1,320,303)               -       (1,320,303)
                               -------------------------------------------------------------------------------------

Balances at
   December 31, 1998              $   68,334    $   5,718,252     $  (1,065,916)    $   (761,150)   $   3,959,520
                               =====================================================================================




See accompanying notes.


                      Restaurant Teams International, Inc.

                            Statements of Cash Flows


                                                                       Year Ended December 31
                                                                     1998                   1997
                                                           ------------------------------------------------

Operating Activities
Net (loss) income                                              $      (1,320,303)      $         119,386
Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Depreciation                                                        253,111                 233,881
     Amortization of discount and issuance costs on
       convertible debentures                                          1,312,900                       -
     Amortization                                                          5,313                 188,539
     (Gain) on sales and retirements of property and
       equipment                                                        (208,282)                      -
     Provision (benefit) for deferred income taxes
                                                                         (74,410)                 51,200
     Issuance of common stock for compensation
                                                                          95,265                       -
     Change in net capital lease                                               -                 (19,750)
     Changes in operating assets and liabilities:
       (Increase) decrease in inventories                                (16,464)                    618
       (Increase) in prepaid expenses                                     (7,415)                      -
       (Increase) in other assets                                        (23,188)                      -
       (Increase) in prepaid federal income tax
         receivable                                                      (38,030)                      -
       (Decrease) increase in accounts payable                           (11,133)                 53,957
       Increase in accrued interest payable                              135,226                       -
       (Decrease) increase in other accrued liabilities
                                                                        (145,525)                 45,824
       Increase in deferred liabilities                                   63,141                       -
       Increase in federal and state taxes, net                            1,200                   8,800
                                                           ------------------------------------------------
Net cash provided by operating activities                                 21,406                 682,455

Investing Activities
Purchase of property, equipment, and leasehold
   improvements                                                       (1,503,299)             (2,288,392)
(Increase) in notes receivable from related parties,
   net                                                                  (922,700)               (133,198)
Proceeds from sale of property, equipment, and
   leasehold improvements                                              1,450,000                       -
                                                           ------------------------------------------------
Net cash (used in) investing activities                                 (975,999)             (2,421,590)




See accompanying notes
                                                                               7



                      Restaurant Teams International, Inc.

                      Statements of Cash Flows (continued)


                                                                       Year Ended December 31
                                                                     1998                   1997
                                                           ------------------------------------------------

Financing Activities
Proceeds from issuance of common stock, net
                                                               $         262,562       $       1,168,500
Principal payments on long-term debt                                  (1,356,928)               (877,871)
Proceeds from issuance of convertible debentures
                                                                       1,600,000                       -
Issuance costs of convertible debentures                                (330,000)                      -
Payments to purchase treasury stock                                     (809,900)                      -
Proceeds from issuance of warrants and beneficial
   conversion                                                          1,400,000                       -
Principal payments on capital leases                                    (171,679)                      -
Proceeds from issuance of long-term debt                               1,946,050               1,451,239
                                                           ------------------------------------------------
Net cash provided by financing activities                              2,540,105               1,741,868
                                                           ------------------------------------------------
Net increase in cash and cash equivalents                              1,585,872                   2,733

Cash and cash equivalents at beginning of year                            20,373                  17,640
                                                           ------------------------------------------------
                                                           ------------------------------------------------

Cash and cash equivalents at end of year                       $       1,606,245       $          20,373
                                                           ================================================


Noncash transactions:
   Conversion of debentures plus accrued interest to
     common stock                                              $         688,315       $               -
   Issuance of treasury stock for property and
     equipment                                                            50,000                       -

Supplementary cash flow information:
   Interest paid                                                         112,573                 126,659




See accompanying notes.

                      Restaurant Teams International, Inc.

                          Notes to Financial Statements

                           December 31, 1998 and 1997


1.  Organization and Significant Accounting Policies

Organization and Description of Business

Fresh'n Lite, Inc. (the Company) (a Texas Corporation since October 1995) was incorporated as Bosko's, Inc. in May 1990 as a Delaware Corporation. In December 1992 the corporate title was changed to Fresh'n Lite, Inc. in order to make its restaurants' names more reflective of its products. In 1995, the Company merged from a Delaware Corporation into F'NL, Inc., a Texas Corporation. Immediately, the Company changed its name to Fresh'n Lite, Inc. In 1998, the Company changed its name to Restaurant Teams International, Inc. to reflect the Company's desire to become a multiconcept restaurant holding company.

Prior to 1994, the Company's restaurants provided healthy foods and beverages in a "fast food" deli atmosphere. During 1994, the Company expanded all restaurants into "full service" casual dining restaurants, offering dinner menus and a wait staff. The Company operates four casual dining restaurants, in the Dallas, Texas area, under the name "Street Talk Cafe."

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Inventories

Inventories consist of food and beverage items and paper supplies. Inventories are stated at the lower of cost (first-in, first-out method) or market.

In 1995, the Company sold common stock to the Company's largest food distributor pursuant to a food purchase/stock purchase agreement. The agreement binds the Company to purchase 90% of its food products from the distributor for five years. The Company is continuing to satisfy its obligation under the food purchase portion of the agreement.

Long-Lived Assets

Long-lived assets (including related goodwill and other intangible assets) are reviewed on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest impairment. If such impairment is identified, the impairment loss will be measured by comparing the estimated future undiscounted cash flows to the asset's carrying value.

Assets Held for Sale

In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company has reclassified certain assets from "Property and Equipment" to "Assets Held for Sale" in the accompanying financial statements. Management identified assets totaling $1,426,831, net of accumulated depreciation totaling $353,591, as being held for sale as of December 31, 1998. Management is unable to provide an expected disposal date, but is actively pursuing sale of the assets as quickly as possible while maximizing potential sales proceeds. Depreciation on the reclassified assets was ceased at the point that management committed to a plan to dispose of the assets.

Property and Equipment

Property and equipment are stated at cost. Major improvements which significantly extend the useful lives of the equipment are capitalized. Property and equipment depreciation is computed on an accelerated or straight-line method. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful life of the improvements. Maintenance and repair costs are expensed as incurred. Estimated service lives are as follows:


     Buildings                                                      20 years
     Furniture, fixtures, and restaurant equipment              5 - 10 years
     Vehicles                                                   5 - 10 years
     Leasehold improvements                                    10 - 15 years

Certain construction overhead costs are capitalized and included in buildings. In 1998, the Company issued 20,833 shares as payment for restaurant equipment with a value of $50,000.

Debenture Issuance Costs

Debenture issuance costs, which are being amortized using a method that approximates the effective interest method over the life of the Convertible Debentures, adjusted for conversions, are included in the balance sheet. The Company incurred approximately $330,000 in debenture issuance costs related to the Convertible Debentures in 1998 (see Note 4). Accumulated amortization of debenture issuance costs was approximately $135,202 at December 31, 1998.

Revenue Recognition

Sales and related costs are recognized by the Company upon the sale of products at restaurant locations.

Income Taxes

The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting basis and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws which will be in effect when the differences are expected to reverse.

Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock (see Note 8).

Preferred Stock

In 1998 the Company's stockholders approved the creation of a class of preferred stock. The preferred stock has a par value of $.01, and 10,000,000 shares were authorized. The Company has not assigned any rights or preferences to the preferred stock as of December 31, 1998.

Advertising Costs

All advertising and promotional costs are expensed when incurred. The Company incurred approximately $97,000 and $129,000 in marketing and advertising expenses in 1998 and 1997, respectively.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

2.  Other Accrued Liabilities

Other accrued liabilities consist of the following at December 31, 1998:

     Accrued employee compensation and related items    $       35,492
     Sales taxes payable                                        31,360
     Professional fees                                          52,568
     Ad valorem taxes                                           75,690
                                                        ------------------

                                                        $      195,110
                                                        ==================




3.  Long-Term Debt

Long-term debt consists of the following at December 31, 1998:

     Note payable to bank,  interest at 9.5%,  monthly  principal  and  interest payments of $3,594, remaining unpaid principal and interest due June 30,
       2000, secured by certain real property                                            $      269,531

     Note payable to bank,  interest at 9.5%,  monthly  principal  and  interest payments of $7,310, remaining unpaid principal and interest due April 9,
       2001, secured by certain real property                                                   698,338

     Note payable to bank,  interest at 9.5%,  monthly  principal  and  interest payments of $7,310, remaining unpaid principal and interest due April 9,
       2001, secured by certain real property                                                   696,727

     Note payable to bank, interest at 9.5%, monthly principal and interest payments of $5,430, remaining unpaid principal and interest due October 28,
       2000, secured by certain real property                                                   463,541

     Note payable to insurance company, interest at 9.44%, monthly payments of
       $3,009, due April 28, 1999, unsecured                                                     17,073

     Note payable to bank,  interest at 9.85%,  monthly  principal  and interest payments of $474, due May 9, 2002, secured by automobile
                                                                                                 17,213

     Note payable to bank,  interest at 11.75%,  monthly  principal and interest payments of $240, due March 15, 2000, secured by automobile
                                                                                                  3,400
                                                                                     ----------------------
     Total long-term debt                                                                     2,165,823

     Less current installments                                                                  121,862
                                                                                     ----------------------
                                                                                     ----------------------

     Long-term debt, excluding current installments                                      $    2,043,961
                                                                                     ======================


Principal requirements on long-term debt for the succeeding fiscal years are:

     1999                                       $         121,862
     2000                                                 751,552
     2001                                               1,290,098
     2002                                                   2,311
                                                ---------------------

                                                $       2,165,823
                                                =====================

The carrying amount of long-term debt approximates the fair value. During the year ended December 31, 1997, the Company capitalized as building and equipment costs $124,199 in interest related to notes payable.

4.  Convertible Debentures

On May 29, 1998, the Company entered into an agreement to issue two tranches of convertible debentures (the Convertible Debentures) to accredited investors with a total face amount of $3,000,000. The Company received net proceeds of $2,670,000 after paying certain costs of the purchasers. The Convertible Debentures bear interest at 6%, mature on May 29, 2000, and are convertible into shares of common stock of the Company. Conversion is at the option of the investors, and the number of shares of common stock to be received upon conversion is based upon the lesser of (a) the closing bid price on the day immediately preceding the agreement ($4.00), or (b) the average closing bid price for the Company's stock for the five-trading-day period immediately preceding the date of conversion, multiplied by a discount ranging from 17.5% to 25%, which is considered a Beneficial Conversion Feature (BCF). In accordance with generally accepted accounting principles, the Company valued the BCF by multiplying the difference between the fair value of the Company's stock as of the transaction date and the conversion price most beneficial to the investors, by the number of shares to be received upon conversion by the investors under the most beneficial terms. This resulted in a decrease in the carrying value of the Convertible Debentures and a corresponding increase in stockholder's equity of $1,000,000. The related discount recorded upon the issuance of the Convertible Debentures was accreted into interest expense over a sixty-one-day period, beginning on the issuance date and ending on the first date at which the most beneficial conversion to the investors could be realized. This resulted in additional interest expense of $1,000,000 and a corresponding increase in the carrying value of the

Convertible Debentures of $1,000,000 in 1998. The Company has the option of paying accrued interest upon conversion and at maturity in cash or through the issuance of an equal dollar value of additional shares. If the entire principal amount has not been converted by the maturity date, the Company will automatically convert the remaining principal using the same conversion formula described above. The Company has the right to redeem the Convertible Debentures for the cash value of the shares that would be received upon conversion as of the redemption date, multiplied by the closing bid price on the last trading day immediately preceding the redemption date.

If an event of default, as defined by the agreement, occurs, the investors may consider the Convertible Debentures to be immediately due and payable in cash, at an amount equal to the number of shares issuable upon conversion, including related discounts as described above, multiplied by the closing bid price on the day immediately preceding the notice of default. An event of default could result in the Company paying amounts to the investors in excess of the amounts recorded on the balance sheet.

In connection with the issuance of the Convertible Debentures, the Company issued to the investors and the placement agent warrants to purchase up to an aggregate of 150,000 and 50,000 shares, respectively, of the Company's stock with an exercise price equal to 110% of the average closing bid price for the five trading days immediately preceding the agreement date or $4.40. These warrants are exercisable at any time through May 2003. The warrants were valued on the date of issuance at $2.00 per warrant which resulted in a decrease in the carrying value of the Convertible Debentures and a corresponding increase in stockholder's equity of $400,000. The resulting discount upon the issuance of Convertible Debentures will be accreted into interest expense over the life of the debentures, adjusted for conversions to common stock.

During the year, the investors made two conversions of principal totaling $675,000, plus accrued interest. The Company issued 408,388 shares of common stock in connection with the conversions. As of December 31, 1998 the Company has reserved 1,000,000 shares of common stock to be applied toward future conversions. No additional conversions have been made. See Note 10.

Due to the nature of the above items, the fair value of the Convertible Debentures has not been determined.

5.  Related Party Transactions

As of December 31, 1998, the Company has notes receivable from related parties as follows:

     A note for $500,000 is from a sister corporation and is related to the sale of certain real property. The note is a fifteen-year note due August 31, 2013, bears interest at 10%, and is secured by the same real property.

     A note for $468,796 is from the same sister corporation. The note is due January 1, 2000, bears interest at 10%, and is secured by inventory, receivables, and property and equipment of the sister corporation.

     A note for $103,447 is from an entity owned by two stockholders. The note is due January 1, 2000, bears interest at 9%, and is secured by all assets of the entity including land, building, and equipment.

     A note for $15,000 is from a stockholder. The note was due June 30, 1998, but has not been collected. The note bears interest at 9% and is unsecured.

In the  current  year,  the  Company  sold two  pieces of  property  to a sister
corporation   for  a  combined  gain  of   approximately   $386,000,   of  which
approximately $194,000 is deferred as of December 31, 1998.

The Company leases office and retail space in one of its facilities to a sister corporation under a long-term operating lease for approximately $8,000 per month. The Company waived all rental fees due under this agreement in 1998 and 1997.

6.  Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company's net deferred tax liabilities at December 31, 1998 are as follows:

     Deferred tax assets:
       Cash to accrual                                   $       101,917
       Net operating loss                                        154,354
       Deferred rent                                              21,468
                                                         -------------------
     Total deferred tax assets                                   277,739
     Valuation allowance for deferred tax assets                 (54,584)
                                                         -------------------
     Net deferred tax assets                                     223,155

     Deferred tax liabilities:
       Depreciable and amortizable property                     (267,542)
       Loan costs                                                 (2,403)
                                                         -------------------
     Total deferred tax liabilities                             (269,945)
                                                         -------------------

     Net deferred tax assets                             $       (46,790)
                                                         ===================

The Company has a net operating loss of approximately $472,000, of which approximately $163,000 can be carried back to the prior year, the benefit of which has been booked as a federal income tax receivable.

The reconciliation between the expected tax at the federal U.S. corporate tax rate and the Company's consolidated actual tax is as follows:


                                                                        December 31
                                                               1998                  1997
                                                         ---------------------------------------

     (Loss) income before income taxes                    $    (1,441,543)      $       179,386
     U.S. corporate tax rate                                           34%                   34%
                                                         ---------------------------------------

     Expected (benefit) expense                                  (490,125)               60,991

     Effects of permanent differences on the current
       and deferred provisions                                    358,868                     -
     Other                                                        (44,567)                 (991)
                                                         ---------------------------------------

     Actual expense                                       $      (175,824)      $        60,000
                                                         =======================================

7.  Operating Leases

The Company has entered into noncancelable lease agreements for the land where its restaurants are located that expire at various dates through the year 2018. The Company has options to renew the leases upon expiration for periods ranging from five to ten years. Total rental expense for operating leases amounted to approximately $234,000 and $160,000 in 1998 and 1997, respectively.

The Company also pays real estate taxes, insurance, and maintenance expenses related to these leases. Future minimum rental commitments at December 31, 1998 under operating leases having an initial or remaining noncancelable term of one year or more are:

     1999                                         $        295,704
     2000                                                  299,337
     2001                                                  299,926
     2002                                                  314,237
     2003                                                  315,902
     Thereafter                                          3,177,929
                                                  --------------------
                                                  --------------------

     Total minimum rentals                        $      4,703,035
                                                  ====================

8.  Stock Options

The Company has authorized the granting of options covering a total of 1,200,000 shares of the Company's common stock to managers, key employees, and certain consultants of the Company. All options granted have five-year terms and become fully exercisable when granted.

A summary of the Company's stock option activity and related information for the two years ended December 31, 1998 follows:



                                                                                         Weighted-Average
                                                                                             Exercise
                                                                                              Price
                                                                            Options
                                                                       ------------------------------------

     Outstanding at December 31, 1996                                          103,572        $  1.45
                                                                       ====================================
                                                                       ====================================

     Exercisable at December 31, 1996                                          103,572        $  1.45
                                                                       ====================================

     Exercised                                                                       -        $   -
     Forfeited                                                                       -            -
     Granted                                                                   543,500           2.67
                                                                       ------------------------------------

     Outstanding at December 31, 1997                                          647,072        $  2.47
                                                                       ====================================

     Exercisable at December 31, 1997                                          647,072        $  2.47
                                                                       ====================================

     Exercised                                                                       -        $   -
     Forfeited                                                                       -            -
     Granted                                                                   250,000           2.825
                                                                       ------------------------------------

     Outstanding at December 31, 1998                                          897,072        $  2.57
                                                                       ====================================

     Exercisable at December 31, 1998                                          897,072        $  2.57
                                                                       ====================================



The  weighted-average  remaining  contractual  life of those options is 3.68 and
4.48 years in 1998 and 1997, respectively. The exercise prices of outstanding options range from $.10-$3.00 as of December 31, 1998 and 1997. In connection with the Company's stock options, 1,200,000 shares of common stock have been reserved for future issuance.

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1995, consistent with the provisions of SFAS No. 123, the Company's net income and income per share would have been reduced to the pro forma amounts indicated.

                                                         1998           1997
                                                     ---------------------------

     Net (loss) income - as reported                 $ (1,320,303)   $  119,386
     Net (loss) - pro forma                            (1,635,283)      (52,884)
     (Loss) income per common share - as reported            (.21)          .02
     (Loss) per common share - pro forma                     (.26)         (.01)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: dividend yield of 0%; expected volatility of 113.9% and 74.9% in 1998 and 1997, respectively; risk-free interest rates of 4.57% and 5.65% in 1998 and 5.57% in 1997; and expected lives of 3.25 years. The average fair value of options granted in 1998 and 1997 was $2.04 and $.42, respectively.

9.  Reconciliation of Per Share Information


                                                                 December 31
                                                              1998            1997
                                                        ------------------------------

     Numerator
     Net (loss) income                                  $   (1,320,303)   $   119,386
     Effect of dilutive securities:
       Convertible debentures                                        -              -
                                                        ------------------------------

     Numerator for basic and diluted income per share   $   (1,320,303)   $   119,386
                                                        ==============================




9.  Reconciliation of Per Share Information (continued)

                                                                               December 31
                                                                        1998                 1997
                                                                -------------------------------------------

     Denominator
     Denominator for basic income per share -
       weighted average shares                                           6,218,749            5,807,700
     Effect of dilutive securities:
       Employee stock options                                                    -               47,500
       Convertible debentures                                                    -                    -
       Warrants                                                                  -                    -
                                                                -------------------------------------------

     Denominator for diluted income per share -
       adjusted weighted average shares                                  6,218,749            5,855,200
                                                                ===========================================

     Net (Loss) Income Per Share
     Basic                                                          $        (.21)       $          .02
                                                                ===========================================

     Diluted                                                        $        (.21)       $          .02
                                                                ===========================================



Stock options, warrants, and shares issuable upon conversion of the Convertible Debentures totaling 2,274,263 and 533,500 for 1998 and 1997, respectively, were not included as they were antidilutive.

10.  Commitments and Contingencies

Litigation

Restaurant Teams International, Inc. vs. Dominion Capital Fund, Ltd. et al. Civil Action no. 6:98-CV-679 in the U.S. District Court, Eastern District of Texas, Tyler Division. Registrant filed suit on November 6, 1998 against three investment funds and their principals alleging fraud and violation of federal and state securities laws in connection with a $3 million investment in Registrant's convertible debentures. The debentures had a conversion rate based on 80% of the market price of Registrant common stock, which Registrant alleges was manipulated downward by illegal short selling in order to obtain a larger number of conversion shares. Defendants have counterclaimed alleging default of the debentures, breach of contract, securities fraud, and common law fraud. The case is in the early stage of discovery.

Thomas   Kernaghan  &  Co.  Limited  and  Mark  Valentine  v.  Restaurant  Teams
International, Inc. et al. Cause No. 98-CV-16128 in the General Court of Ontario, Canada. Two of the defendants in the Dominion Capital case filed suit in Canada in December 1998 charging defendant with defamation and libel in press releases made at the time the Dominion Capital case was filed, claiming damages in excess of $3 million. The Registrant is defending the case through Toronto counsel.

Sovereign Partners Limited Partnership et al. v. Restaurant Teams International, Inc. Cause No. 99-CIV-564 (RJW), U.S. District Court for the Southern District of New York. Certain defendants in the Dominion Capital case filed by Registrant have filed suit against Registrant and others in the Southern District of New York alleging defamation and libel based on the same facts contained in the Toronto case.

Management believes the effect of these actions will not have a material adverse effect on the Company's financial position or results of operations; however, the ultimate resolution of these matters cannot be presently determined.

11.  Prior Period Adjustments and Restatements

Certain errors, resulting in both the understatement and overstatement of previously reported assets, liabilities, and expenses for 1997, resulted in the following changes to total assets, beginning retained earnings, and net income:


                                                                         Beginning
                                                                     Retained Earnings
                                                    Total Assets                           Net Income
                                                -----------------------------------------------------------

     As previously reported                         $    8,145,537       $    182,225      $    110,862
     Overstatement of capitalized land
       leases                                           (2,175,000)            (5,951)            4,583
     Overstatement of capitalized franchise
       costs                                               (57,333)           (65,273)            7,941
     Deferred taxes on above items                               -             24,000            (4,000)
                                                -----------------------------------------------------------

     As restated                                    $    5,913,204       $    135,001      $    119,386
                                                ===========================================================




12.  Subsequent Events

Subsequent to December 31, 1998, the Company closed two of its restaurants. The decision to close one of the restaurants was made prior to year-end, and accordingly, the assets related to this location have been reclassified to assets held for sale. The Company also opened a new restaurant in early 1999.

Also subsequent to year-end, the Company entered into negotiations to purchase the stock of another restaurant company. Management believes these negotiations will culminate in a significant acquisition in 1999.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On October 19, 1998, the Registrant ended its relationship with its independent auditors, T.G. Prothro & Company, effective as of that date. There were no disagreements with T.G. Prothro & Company on any matter of accounting principles, practices, financial statement disclosure, or auditing scope or procedure or any reportable event. The change was made in order to comply with American Stock Exchange listing requirements, which the Company was then pursuing.

         The registrant's audit committee then engaged Lane, Gorman, Trubitt, LLP, effective November 3, 1998. The registrant had not consulted Lane, Gorman, Trubitt, LLP prior to such appointment with respect to any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure, or any disagreement with T.G. Prothro & Company.

         On March 4, 1999, the Registrant ended its relationship with its independent auditors, Lane, Gorman, Trubitt, LLP, effective as of that date. There have been no disagreements with Lane, Gorman, Trubitt, LLP on any matter of accounting principles, practices, financial statement disclosure, or auditing scope or procedure or any reportable event. The change was made to maximize economies of scale relative to acquisitions in process and anticipated.

         The registrant's audit committee then engaged Ernst & Young LLP, effective March 5, 1999. The registrant had not consulted Ernst & Young LLP prior to such appointment with respect to any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure, or any disagreement with Lane, Gorman, Trubitt, LLP.


                               Part III. EXHIBITS

Items 9 through 12. To be set forth in Registrant's definitive proxy statement for its annual meeting to be held in May 1999.

Item 13.  Exhibits and Reports on Form 8-K.Part III.  EXHIBITS

         (a)  Hereafter  set forth as exhibits to the Form 10-KSB of  Restaurant
Teams International, Inc and incorporated by reference are the following exhibits:

------------------------- ------------------------------------------------------------------------------------------

       No. as per
  Part III of Form 1A                          Description of Exhibit


     2.1*                 Articles of Incorporation

     2.21+                Amendment to Articles of Incorporation

     2.22+                Articles of  Amendment

     2.3*                 By-Laws

     3.1                  Warrant Agreement filed as an exhibit to the Company=s Form 10-KSB dated February 28,
                          1997

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

     6.8CE**              1997 Incentive Stock Option Plan

     6.9**                Franchise Agreement dated as of October 1, 1995 by and between Fresh'n Lite, Inc. on the one hand and F=NL Investments, LLC on the other

     6.10CE**             Lease with Option to Purchase  dated as of October 15,
                          1993 by and between Connor Patman and Steve and Ann M.
                          Raffaelli on the one hand and Fresh'n Lite, Inc. on the other

     6.11CE*              Sub-Lease dated as of November 2, 1998 by and between Restaurant Teams International,
                          Inc. and the one hand and Zeke's Grill, Inc. on the other
     27.1*                Financial Data Schedule filed as an exhibit to the Form 10-KSB filed April 15, 1999



* Previously filed as an exhibit to the Company=s Registration Statement on Form 10-SB (File No. 001-13559) filed with the Securities and Exchange Commission on November 10, 1997.

** Filed as a paper exhibit to the Company=s Form 10-SB filed October 23, 1997 and filed in electronic format as exhibits to Amendment No. 1 to Form 10-SB filed June 25, 1998 and incorporated herein by reference.

*    Filed  herewith

                  (b)      Reports on Form 8-K

                              SIGNATURES

         The undersigned registrant hereby amends and restates its Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

         In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of April, 1999.


                                          Registrant


                                          By: /s/ Stanley L. Swanson
                                              ----------------------------------
                                              Stanley L. Swanson
                                              Chairman of the Board of Directors
                                              and Chief Executive Officer


         In accordance with the Exchange Act, this amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.In accordance with the Exchange Act, this amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 15, 1999

                                  By:  /s/ Henry Leonard
                                      Henry Leonard, Director
                                      President and Chief Operating Officer

April 15, 1999


                                  By:  /s/ Curtis A. Swanson
                                      Curtis A. Swanson, Director
                                      Vice President and Chief Financial Officer

April 15, 1999
                                  By:  /s/ Edward Dmytryk
                                       Edward Dmytryk, Director

April 15, 1999
                                  By:  /s/ Robert Lilly
                                       Robert Lilly , Director