Form 10KSB/A
period 1998-12-31
RESTAURANT TEAMS INTERNATIONAL INC
filed 1999-04-22
CIK 921066

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB/A


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

The aggregate market value of common stock held by non-affiliates of the registrant based on the sale trade price of the common stock as reported on the OTC-BB on April 1, 1999 was $15,730,489. For purposes of this computation, all officers, directors, and 10% beneficial owners of registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant. Number of shares outstanding of each of the Issuer's classes of common stock, as of April 1, 1999: 7,936,966 shares of common stock, par value $.01.

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

Suppliers

         The Company's primary supplier of goods is Consolidated Companies, Inc. ("Conco"). On February 17, 1995, Conco entered into a five-year primary distribution agreement with the Company (the "Primary Distribution Agreement"), pursuant to which Conco has agreed to provide 90% of the products that are required by the Company and that Conco can provide. The Company currently purchases approximately 90% of its inventory from Conco. The Company purchases items from Conco, as-needed, on a net-30 day basis. The Company is current in its account with Conco. The Company also has accounts with other suppliers to ensure product availability in the event that Conco is unable to meet the Company's needs in the future. In connection with entering into the Primary Distribution Agreement, Conco purchased 133,332 shares of the Company's common stock, par value $.01 per share (the "Common Stock"), in March, 1995, for $199,999.

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


Concept & Strategy

         Fatburger is in the quick service, cooked to order hamburger business. Critical to the overall taste and quality of the finished product is Fatburger's absolute commitment to a "cook to order" method that ensures every burger is served hot off the grill. Fatburger operates in two distinct industry niches: themed restaurants and hamburger. Fatburger offers an experience between traditional fast feeders and casual dining concepts.

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

         Thomas Kernaghan & Co. Limited and Mark Valentine v. Restaurant Teams International, Inc. et. al. Cause No. 98-CV-16128 in the General Court of Ontario, Canada. Two of the defendants in the Dominion Capital case filed suit in Canada in December 1998 charging defendant with defamation and libel in press releases made at the time the Dominion Capital case was filed, claiming damages in excess of $3 million. The Registrant is defending the case through Toronto counsel.

         Sovereign Partners Limited Partnership, et. al v. Restaurant Teams International, Inc. Cause No. 99-CIV-564 (RJW), U.S. District Court for the Southern District of New York. Certain defendants in the Dominion Capital case filed by Registrant have filed suit against Registrant and others in the Southern District of New York alleging defamation and libel based on the same facts contained in the Toronto case.

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

                                     PART II

Item 5:  MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock began trading on the OTC Bulletin Board under the symbol "FLTT" on May 9, 1997. Such symbol was changed to RTIN in September 1998. The following table sets forth for the quarters indicated the high and low bid prices of the Company's Common Stock as reported by the National Quotation Bureau, Inc. The prices reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

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

         As of  December  15,  1998,  the  Company  estimates  that  there  were approximately 568 beneficial owners of the Company's Common Stock, and approximately 280 holders of record. The Company has never declared a dividend on its Common Stock.

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

         Costs and Expenses. Costs and expenses for the fiscal year ended December 31, 1998 increased by $867,015 or 22.9% to $3,794,139 as compared to $2,927,124 for the corresponding period ended December 31, 1997. This was primarily due to opening of higher volume restaurants in the Dallas market area. General and Administrative Costs in 1998 increased by 318% to $905,079 as compared to $284,304 in 1997. This increase was primarily due to the development of infrastructure in anticipation of the future growth and acquisitions. Additionally the Company realized increased professional fees associated with the proposed acquisition of the OSF chain, (see "PENDING ACQUISITIONS) and acquisition costs which were expensed in 1998. Interest expense in 1998 increased by $1,561,238 to $1,560,699 over a gain of $539 in 1997, which was attributed to the reclassification of capitalized leases into operating leases. The increase in interest expense is almost exclusively attributed to the issuance by the company of the A & B convertible debentures dated May 29, 1998 and June 30, 1998 respectively. (see "EXPLANATION OF DEBENTURES" below)

         Net Income. The Company had a net loss for the fiscal year ended December 31, 1998 of $1,320,303 compared to net income of $119,386 for fiscal year ended December 31, 1997, representing less than$.21 and $.02 per share, respectively. The net loss in 1998 was primarily due to the costs associated with the issuance of the debentures in May and June of 1998. See "EXPLANATION OF DEBENTURES" - below and "Litigation" - Item 3.

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

Ernst & Young LLP
                              Texas Bank Tower               Phone: 210 228 9696
                              Suite 1900                       Fax: 210 242 7252
                              100 West houston Street
                              San Antonio, Texas 78205-1457
                              Mail Address:
                              P.O. Box 2938
                              San Antonio, Texas 78205-2938


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


                                             Ernst & Young LLP


San Antonio, Texas
April 9, 1999


       Ernst & Young LLP is a member of Ernst & Young International, Ltd.

                        T.G. PROTHRO & COMPANY, P.L.L.C.
                        --------------------------------

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



/s/ T.G. Prothro & Company, PLLC
    ----------------------------

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

Item 13.  Exhibits and Reports on Form 8-K.  Part III.  EXHIBITS

         (a) Hereafter set forth as exhibits to the Form 10-KSB of Restaurant Teams International, Inc. and incorporated by reference are the following exhibits:


Exhibit
Number     Description of Exhibit
--------------------------------------------------------------------------------

  2.1*     Articles of Incorporation

  2.21+    Amendment to Articles of Incorporation

  2.22+    Articles of Amendment

  2.3*     By-Laws

  3.1* Warrant Agreement filed as an exhibit to the Company's Form 10-KSB dated February 28, 1997

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

  6.9** Franchise Agreement dated as of October 1, 1995 by and between Fresh'n Lite, Inc. on the one hand and F'NL Investments, LLC on the other

  6.10CE** Lease with Option to Purchase dated as of October 15, 1993 by and between Connor Patman and Steve and Ann M. Raffaelli on the one hand and Fresh'n Lite, Inc. on the other

  6.11CE+ Sub-Lease dated as of November 2, 1998 by and between Restaurant Teams International, Inc. and the one hand and Zeke's Grill, Inc. on the other

  27.1+ Financial Data Schedule filed as an exhibit to the Form 10-KSB filed April 15, 1999

---------------------


* Previously filed as an exhibit to the Company's Registration Statement on Form 10-SB (File No. 001-13559) filed with the Securities and Exchange Commission on November 10, 1997.

** Filed as a paper exhibit to the Company's Form 10-SB filed October 23, 1997 and filed in electronic format as exhibits to Amendment No. 1 to Form 10-SB filed June 25, 1998 and incorporated herein by reference.

+    Filed  herewith

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

April 15, 1999

                                  By:  /s/ Henry Leonard
                                      ------------------------------------------
                                      Henry Leonard, Director
                                      President and Chief Operating Officer

April 15, 1999


                                  By:  /s/ Curtis A. Swanson
                                      ------------------------------------------
                                      Curtis A. Swanson, Director
                                      Vice President and Chief Financial Officer

April 15, 1999
                                  By:  /s/ Edward Dmytryk
                                       -----------------------------------------
                                       Edward Dmytryk, Director

April 15, 1999
                                  By:  /s/ Robert Lilly
                                       -----------------------------------------
                                       Robert Lilly, Director