Form 10QSB
period 1999-03-31
RESTAURANT TEAMS INTERNATIONAL INC
filed 1999-05-21
CIK 921066

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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


Number of shares outstanding of each of the issuer's classes of common stock, as of May 18, 1999: 7,936,966 shares of common stock, par value $.01.





                      RESTAURANT TEAMS INTERNATIONAL, INC.


                                                                                         Page  No.

PART I      FINANCIAL INFORMATION........................................................   2

Item 1.     Financial Statements.........................................................   2
            --------------------

            Condensed Balance Sheet for the Three Month Period
            Ended March 31, 1999.........................................................   2

            Condensed Income Statement For the Three Month Periods
            Ended March 31, 1998 and March 31, 1999......................................   4

            Condensed Statement of Cash Flows for the Three Month
            Periods Ended March 31, 1998 and March 31, 1999..............................   5

            Notes to Interim Condensed Financial Statements (Unaudited)..................   6

Item 2.     Management's Discussion and Analysis  of
            Financial Condition and Results of Operations................................   8
            ---------------------------------------------


PART II     OTHER INFORMATION............................................................  14

Item 6.     Exhibits and Reports on Form 8-K.............................................  14
            --------------------------------

Signatures  .............................................................................  15


                         PART I - FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

                      Restaurant Teams International, Inc.
                             Condensed Balance Sheet
                        For the Three Month Period Ending
                                 March 31, 1999

                                                      December 31,   March 31,
                                                         1999         1999
                                                       ---------    ----------
(Unaudited)
        ASSETS

         Current Assets
Cash                                                    1,606,245       350,947
Inventory                                                  43,035        34,551
                                                        ---------    ----------
         Total Current Assets                           1,649,280       385,498

         PROPERTY AND EQUIPMENT (Pledged)

Buildings                                               4,084,554     4,161,224
Land                                                      135,000
                                                                        135,000
Leasehold Improvements                                     30,113        30,113
Vehicles and Equipment                                    938,636       980,443
                                                       ----------    ----------
         Total Property and Equipment                   5,198,303     5,306,780
Accumulated Depreciation                                 (350,505)     (381,192)
                                                       ----------    ----------
         Property and Equipment - Net                   4,847,798     4,925,588

         OTHER ASSETS

Assets held for sale Net of Accumulated Depreciation    1,073,240     1,073,240
Note Receivable - Related Party                         1,087,243       925,243
Deferred Income Tax                                       223,155       223,155
Debenture Issuance Costs                                  194,798       194,798
Fatburger Acquisitions Deposit                                  0     1,125,000
Other Assets                                               95,971       145,183
                                                       ----------    ----------
         Total Other Assets                             2,674,407     3,686,619

         TOTAL ASSETS                                   9,171,485     8,997,705



                      Restaurant Teams International, Inc.
                             Condensed Balance Sheet
                        for the Three Month Period Ending
                                 March 31, 1998
(Continued)

                                                                  December 31,   March 31,
                                                                     1998         1999
         LIABILITIES AND SHARESHOLDERS EQUITY                                   (unaudited)



         CURRENT LIABILITIES

Accrued Expenses .                                                   317,021       211,610
Accounts Payable .                                                    89,835        64,424
Income Taxes Payable                                                  10,000        10,000
Current Portion of Notes Payable - Long Terms                        121,862       121,862
                                                                  ----------    ----------
         Total Current Liabilities                                   538,718       407,896

         OTHER LIABILITIES

Notes Payable - Long Term, Net of Current Portion                  2,043,961     2,040,779
Deferred Income Taxes                                                269,945       269,945
Deferred Lease Liability                                              63,141        63,141
Deferred Gain on Sale of Assets                                      193,502             0
Convertable Debenture                                              2,102,698     2,102,698
                                                                  ----------    ----------
         Total Other Liabilities                                   5,211,965     4,476,563

         SHAREHOLDERS EQUITY

Common Stock, $.01 par value, 50,000,000 Shares                       68,334        79,370
Authorized: 6,833,328 shares issued and outstanding in December and 7,936,966 shars issued and outstanding in March
Additional Paid in Capital                                         5,718,252     5,707,216
Retained Earnings                                                 (1,065,916)      153,726
Retained Earnings - (Prior)                                                0    (1,065,916)
Less  Treasury Stock, 280,440 shares at Cost                        (761,150)     (761,150)
                                                                  ----------    ----------
         Total Shareholders Equity                                 3,959,520     4,113,246

         TOTAL LIABILITIES AND SHAREHOLDERS EQUITY                 9,171,485     8,997,705
