Form 10QSB/A
period 1999-03-31
RESTAURANT TEAMS INTERNATIONAL INC
filed 1999-05-21
CIK 921066

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB/A


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



                         PART I - FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

                      Restaurant Teams International, Inc.
                             Condensed Balance Sheet
                        For the Three Month Period Ending
                                 March 31, 1999

                                                      December 31,   March 31,
                                                         1998         1999
                                                       ---------    ----------
                                                                    (Unaudited)
        ASSETS

         Current Assets
Cash                                                    1,606,245       350,947
Inventory                                                  43,035        34,551
                                                        ---------    ----------
         Total Current Assets                           1,649,280       385,498

         PROPERTY AND EQUIPMENT (Pledged)

Buildings                                               4,084,554     4,161,224
Land                                                      135,000       135,000
Leasehold Improvements                                     30,113        30,113
Vehicles and Equipment                                    938,636       980,443
                                                       ----------    ----------
         Total Property and Equipment                   5,198,303     5,306,780
Accumulated Depreciation                                 (350,505)     (381,192)
                                                       ----------    ----------
         Property and Equipment - Net                   4,847,798     4,925,588

         OTHER ASSETS

Assets held for sale Net of Accumulated Depreciation    1,073,240     1,073,240
Note Receivable - Related Party                         1,087,243       925,243
Deferred Income Tax                                       223,155       223,155
Debenture Issuance Costs                                  194,798       194,798
Fatburger Acquisitions Deposit                                  0     1,125,000
Other Assets                                               95,971       145,183
                                                       ----------    ----------
         Total Other Assets                             2,674,407     3,686,619

         TOTAL ASSETS                                   9,171,485     8,997,705



                      Restaurant Teams International, Inc.
                             Condensed Balance Sheet
                        for the Three Month Period Ending
                                 March 31, 1998
(Continued)

                                                                  December 31,   March 31,
                                                                     1998         1999
         LIABILITIES AND SHARESHOLDERS EQUITY                                   (unaudited)



         CURRENT LIABILITIES

Accrued Expenses                                                     317,021       211,610
Accounts Payable                                                      89,835        64,424
Income Taxes Payable                                                  10,000        10,000
Current Portion of Notes Payable - Long Terms                        121,862       121,862
                                                                  ----------    ----------
         Total Current Liabilities                                   538,718       407,896

         OTHER LIABILITIES

Notes Payable - Long Term, Net of Current Portion                  2,043,961     2,040,779
Deferred Income Taxes                                                269,945       269,945
Deferred Lease Liability                                              63,141        63,141
Deferred Gain on Sale of Assets                                      193,502             0
Convertable Debenture                                              2,102,698     2,102,698
                                                                  ----------    ----------
         Total Other Liabilities                                   5,211,965     4,476,563

         SHAREHOLDERS EQUITY

Common Stock, $.01 par value, 50,000,000 Shares                       68,334        79,370
Authorized: 6,833,328 shares issued and outstanding in December and 7,936,966 shars issued and outstanding in March
Additional Paid in Capital                                         5,718,252     5,707,216
Retained Earnings                                                 (1,065,916)      153,726
Retained Earnings - (Prior)                                                0    (1,065,916)
Less  Treasury Stock, 280,440 shares at Cost                        (761,150)     (761,150)
                                                                  ----------    ----------
         Total Shareholders Equity                                 3,959,520     4,113,246

         TOTAL LIABILITIES AND SHAREHOLDERS EQUITY                 9,171,485     8,997,705





                      Restaurant Teams International, Inc.
                           Condensed Income Statement
                       For the Three Month Periods Ending
                        March 31, 1998 and March 31, 1999

                                                   March 31, 1998    March 31, 1999
                                                    (unaudited)       (unaudited)

Sales                                              $   798,219        $ 1,264,726

         EXPENSES
Cost of Sales                                          205,156            334,565
Salaries and Contract Labor                            228,022            389,434
Payroll and other Taxes                                 39,882             60,556
Professional Fees                                        8,428             47,852
Advertising and Promotional                             15,285              7,356
Rent                                                    50,579             86,067
Insurance                                               17,121             33,016
Telephone                                                5,309              6,441
Travel                                                   3,231              3,523
Utilities                                               23,592             19,726
Depreciation                                            36,150             36,000
Amortization                                            14,850                  0
Interest                                                33,846             61,156
Linen and Laundry                                       11,575              2,937
Repairs and Maintenance                                 20,129             15,693
Supplies                                                 9,307             11,355
Miscellaneous                                                0                537
                                                   -----------        -----------
         Total Expenses                                722,462          1,116,214

         OPERATING INCOME (LOSS)                        75,757            148,512

         OTHER INCOME (EXPENSE)
Profit / (Loss) on Sale of Assets                      111,593            193,502
Rental Income                                           28,086                  0
Acquisition Cost (Old San Francisco Steak House)             0           (188,288)
                                                   -----------        -----------
         Total Other Income (Expense)                  139,679              5,214

         NET INCOME                                    215,436            153,726

Basic and Diluted Earnings Per  Share                      .03                 02




                      Restaurant Teams International, Inc.
                        Condensed Statement of Cash Flows
                       For the Three Month Periods Ending
                        March 31, 1998 and March 31, 1999


                                                          March 31, 1998      March 31, 1999
                                                          (unaudited)         (unaudited)


Cash Flows from Operating Activities:
         Net Income (Loss)                              $   215,436            $   153,726

Adjustments to Reconcile net Income to Net Cash
  Provided by Operating Activities:
         Depreciation                                        36,150                 36,000
         Amortization                                        14,850                      0

         Net Change in Assets and Liabilities:
         Decrease / (Increase) in Inventory                     103                 (8,083)
         Decrease / (Increase) in Prepaid Expense                 0                (67.500)
         Decrease / (Increase) in Fatburger Deposit               0             (1,125,000)
         (Decrease) / Increase in Accounts Payable          (57,471)               (25,411)
         (Decrease) / Increase in Accrued Expenses          (25,970)               (76,009)
                                                        -----------            -----------
         Total Adjustments                                  (32,338)            (1,266,003)
                                                        -----------            -----------
      Net Cash Provided by Operating Activities             183,098             (1,112,277)

Cash Flows from Investing Activities:
         Capital Expenditures                              (919,039)              (108,337)
         (Increase) / Decrease in Notes Receivable           18,538                162,000
         Net Proceeds from Sale of Assets                   467,580               (193,502)
                                                        -----------            -----------
        Net Cash Used in Investing Activities               445,021               (139,839)

Cash Flows from Financing Activities:
         Sale of Common Stock                               297,555                      0
         Borrowing on Notes Payable                         633,158                      0
         Principal Payment on Notes Payable                (500,000)                (3,182)
                                                        -----------            -----------
       Net Cash Provided by Financing Activities            430,713                 (3,182)

NET INCREASE / (DECREASE) IN CASH                           180,790             (1,255,298)
CASH AT BEGINNING OF PERIOD                                  20,373              1,606,245
                                                        -----------            -----------
CASH AT END OF PERIOD                                       201,163                350,947



                      Restaurant Teams International, Inc.
                 Notes To Interim Condensed Financial Statements
                        For the Three Month Period Ending
                                 March 31, 1999
                                   (Unaudited)

Note 1.    Basis of Presentation

           The condensed financial statements of Restaurant Teams International, Inc. (the "Company") as of March 31, 1997 and March 31, 1998 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The Company owns four and operates two restaurants under the names of Street Talk Cafe.

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

Note 2.    Sale of Restaurant Facility

           On August 1, 1998, the Company sold its facility in Texarkana, Texas to a related party. Due to the fact that no payments were made on the property until 1999 the gain on the sale of this property was deferred in 1998 and realized during the first quarter of 1999. The company realized a gain of $193,502 on the sale of this facility which was previously classified as assets held for sale.

Note 3.    Subsequent Events


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

Item 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

         This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of Section 27A of The Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which can be identified by the use of forward-looking terminology such as may, believe, expect, intend, anticipate, estimate or continue or the negative thereof or other variations thereon or comparable terminology. All statements other than statements of historical fact included in this Form 10-KSB, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such statements, including certain risks and uncertainties that could cause actual results to differ materially from the Company's expectations (Cautionary Statements) are disclosed in this Form 10-KSB. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, but are not limited to, the newness of the Company, the need for additional capital and additional financing, the Company's limited restaurant base, lack of geographic diversification, the risks associated with expansion, a lack of marketing experience and activities, risks of franchising, seasonability, the choice of site locations, development and construction delays, need for additional personnel, increases in operating and food costs and availability of supplies, significant industry competition, government regulation, insurance claims and the ability of the Company to meet its stated business goals. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

         The following discussion of the results of operations and financial condition should be the Financial Statements and related Notes thereto included herein.

Overview

The Company was organized in June 1990 as Bosko's, Inc. under the laws of the State of Delaware. In November 1992 the Company changed its name to Fresh'n Lite, Inc., and in November 1995 the Company merged into a Texas corporation also bearing the name Fresh'n Lite, Inc. On September 15, 1998 the Company changed its name to Restaurant Teams International, Inc. to more accurately reflect the direction management is taking with respect to positioning the Company as a multi-concept holding company. The Company currently owns and operates two Street Talk Cafe restaurants in Richardson, and The Colony, Texas.

Results of Operations

           Comparison of Three Months Ended March 31, 1998 and 1999.

           Revenues. For the three months ended March 31, 1999, the Company has generated revenues of $1,264,726 compared to revenues in the same period of 1998 of $798,219, a 58% gain, a profit of $153,726 compared to a profit of $215,436 in the first quarter of 1998.

          Costs and Expenses. Costs and expenses for the three month period ended March 31, 1999 increased by $393,752, or 54% to $1,116,214 as compared to $722,462 for the corresponding period of 1998.

           Net Income. The Company had a net income for the three months end March 31, 1999 of $153,726 compared to a net income of $215,436 for the corresponding three months of 1998, representing $.02 and $.03 per share, respectively. Earnings per share figures are based on basic earnings per share as well as diluted earnings per share.

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

         The Company's principal capital requirements are the funding of acquisitions. During fiscal 1997, the Company constructed and opened one unit in the Colony, Texas, and began construction of a second unit in Richardson, Texas, and a third facility in Addison, Texas, and purchased its corporate offices facility. The total capital outlay for the year was .

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

Plan of Operations

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

                           PART II - OTHER INFORMATION

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Hereafter set forth in the Form 10-QSB of Restaurant Teams International, Inc. and incorporated by reference herein are the following exhibits:

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

                                           Restaurant Teams International, Inc.
                                           (Registrant)


                                               /s/  Stanley L. Swanson
Date:    May 20, 1999          By:   -------------------------------------------
                                     Stanley L. Swanson, Chief Executive Officer
                                              (Duly Authorized Signatory)




                                               /s/  Curtis A. Swanson
Date:    May 20, 1999          By:   -------------------------------------------
                                      Curtis A. Swanson, Chief Financial Officer
                                              And Executive Vice President
                                              (Duly Authorized Signatory)