Form 10QSB
period 1999-06-30
RESTAURANT TEAMS INTERNATIONAL INC
filed 1999-10-01
CIK 921066

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

   [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to __________

                        Commission file number 001-13559
                                               ---------

                      Restaurant Teams International, Inc.
                      -------------------------------------
                 (Name of small business issuer in its charter)

           Texas                                         75-2337102
 (State of other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization

 911 N.W. Loop 281, Suite 111, Longview, Texas              75604
(Address of principal executive offices)                 (Zip Code)

                    Issuer's telephone number (903) 758-2811


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]


Number of shares outstanding of each of the issuer's classes of common stock, as of September 15, 1999: 9,996,582 shares of common stock, par value $.01.



                      RESTAURANT TEAMS INTERNATIONAL, INC.


                                                                                                          Page  No.

PART I        FINANCIAL INFORMATION.......................................................   2

Item 1.       Financial Statements........................................................   2
              --------------------

              Condensed Balance Sheet for the Six Month Period
              Ended June 30, 1999.........................................................   2

              Condensed Income Statement For Three Month and
              Six Month Periods Ended June 30, 1998 and June 30, 1999.....................   4

              Condensed Statement of Cash Flows for the Six Month
              Periods Ended June 30, 1998 and June 30, 1999...............................   5

              Notes to Interim Condensed Financial Statements (Unaudited).................   6

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations...............................   7
              ---------------------------------------------


PART II       OTHER INFORMATION...........................................................   9

Item 2.       Changes in Securities.......................................................   9
              ---------------------

Item 4.       Submission of Matters to a Vote of Security Holders.........................   9
              ---------------------------------------------------

Item 6.       Exhibits and Reports on Form 8-K............................................   9
              --------------------------------

Signatures    ............................................................................   10

Exhibit Index ............................................................................   11


                          PART 1 - FINANCIAL STATEMENTS

Item 1:  FINANCIAL STATEMENTS

                      Restaurant Teams International, Inc.
                             Condensed Balance Sheet
                         For The Six Month Period Ended
                                  June 30, 1999

                                            June 30, 1999  December 31, 1998
                                              (Unaudited)    (Audited)
         ASSETS

         CURRENT ASSETS
Cash ....................................   $    48,358    $ 1,606,245
Prepaid Expenses ........................             0          7,415
Inventory ...............................        14,244         43,035
Federal Income Tax Receivable ...........             0         38,030
                                            -----------    -----------
         Total Current Assets ...........        62,602      1,694,725

         PROPERTY AND EQUIPMENT
Buildings ...............................     4,211,224      4,094,554
Land ....................................       135,000        135,000
Leasehold Improvements ..................        30,113         30,113
Vehicles and Equipment ..................     1,022,443        938,636
                                            -----------    -----------
         Total Property and Equipment ...     5,398,780      5,198,303

Accumulated Depreciation ................      (422,505)      (350,505)
                                            -----------    -----------
         Property and Equipment - Net ...     4,976,275      4,847,798

         OTHER ASSETS
Other Assets ............................       343,183         50,526
Assets Held for Sale, Net of Depreciation     1,073,240      1,073,240
Fatburger Acquisition (Pending) .........     2,130,862              0
Debenture Costs .........................       194,798        194,798
Notes Receivable - Related Parties ......       260,243      1,087,243
Deferred Income Tax .....................       223,155        223,155
                                            -----------    -----------
         Total Other Assets .............     4,225,481      2,628,962

         TOTAL ASSETS ...................     9,264,358      9,171,485


                      Restaurant Teams International, Inc.
                             Condensed Balance Sheet
                         For The Six Month Period Ended
                                  June 30, 1999

                                                       June 30, 1999  December 31, 1998
                                                        (Unaudited)    (Audited)

         LIABILITIES AND SHAREHOLDER EQUITY

         CURRENT LIABILITIES
Accrued Expenses ....................................   $   157,312    $   317,021
Accounts Payable ....................................        67,729         89,835
Income Tax Payable ..................................             0         10,000
Deferred Liabilities ................................             0         63,141
Deferred Gain on Sale of Assets .....................             0        193,502
Current Portion of Notes Payable - L/T ..............       160,543        121,862
                                                        -----------    -----------
         Total Current Liabilities ..................       385,584        795,361

         OTHER LIABILITIES
Notes Payable - Long Term, Net of Current ...........     2,440,779      2,043,961
Deferred Income Tax Liability .......................             0        269,945
Convertible Debentures ..............................     2,102,698      2,102,698
                                                        -----------    -----------
         Total Other Liabilities ....................     4,543,477      4,416,604

         SHAREHOLDERS EQUITY
Common Stock, $.01 Par Value, 50,000,000 Shares
Authorized, 6,833,443 Issued and Outstanding 12/31/98
9,996,852 Issued and Outstanding 9/15/99 ............        99,969         68,334
Additional Paid In Capital ..........................     5,735,602      5,718,252
Retained Earnings ...................................      (739,124)    (1,065,916)
Less Treasury Stock, at Cost ........................      (761,150)      (761,150)
                                                        -----------    -----------
     Total Shareholders Equity ......................     4,335,297      3,959,520

     TOTAL LIABILITIES AND
     SHAREHOLDERS EQUITY ............................     9,264,358      9,171,485





                      Restaurant Teams International, Inc.
                           Condensed Income Statement
                    For The Three and Six Month Periods Ended
                         June 30, 1998 and June 30, 1999

                                                                     Three Months Ended          Six Months Ended
                                                                          June 30                     June 30
                                                                     1999          1998          1999         1998
                                                                        (Unaudited)                   (Unaudited)
                                                                   ----------------------   -------------------------

SALES........................................................      $673,728   $   942,635   $ 1,938,454   $ 1,740,854

     EXPENSES
Food and Beverage Costs .....................................       171,644       268,455       506,209        473,611
Salaries and Contract Labor .................................       175,169       208,857       564,603        436,879
Payroll and other Taxes .....................................        36,918        34,389        97,474         74,271
Professional Fees ...........................................         8,979        19,087        56,831         27,515
Advertising and Promotional .................................         1,456        27,155         9,812         42,440
Rent ........................................................        66,067        57,984       152,134        108,563
Insurance ...................................................        14,042        17,588        47,058         34,709
Telephone ...................................................         5,062         5,983        11,503         11,292
Travel ......................................................         4,493         3,657         8,016          6,888
Utilities ...................................................         6,555        23,357        26,281         46,949
Depreciation ................................................        36,000        43,888        72,000         70,768
Amortization ................................................             0        16,567             0         31,417
Interest ....................................................        36,849        34,618        98,005         77,734
Linen and Laundry ...........................................         1,272        12,042         4,209         23,617
Repairs and Maintenance .....................................         1,693        15,595        17,386         35,654
Supplies ....................................................         1,939        11,535        12,831         20,842
Miscellaneous ...............................................             0         6,080             0          6,080
                                                                -----------    -----------  -----------    -----------
     Total Expenses .........................................       568,138       806,837     1,684,352      1,529,229

     OPERATING INCOME .......................................       105,590       135,798       254,102        211,625

     OTHER INCOME/(EXPENSE)
Profit / (Loss) on Sale of Assets ...........................             0       150,000       193,502        261,593
Acquisition Cost - Old San Francisco Steak ..................             0             0      (188,288)             0
Rental Income ...............................................        67,476             0        67,476         28,086
Income Tax (Expense)/Benefit:
     Current ................................................             0             0             0              0
     Deferred ...............................................             0             0             0              0

     NET INCOME .............................................       173,066       285,868       326,792        501,304

Earnings Per Shares .........................................   $       .02   $       .04   $       .03    $       .07



                      Restaurant Teams International, Inc.
                       Condensed Statements of Cash Flows
                         For The Six Month Period Ended
                         June 30, 1998 and June 30, 1999

                                                                       June 30, 1999  June 30, 1998
                                                                        (Unaudited)    (Unaudited)
                                                                       -------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Income / (Loss)........................................      $326,792    $   501,304

ADJUSTMENT TO RECONCILE NET INCOME
TO NET CASH PROVIDED BY OPERATING
ACTIVITIES:
         Depreciation ..............................................        72,000         70,768
         Amortization ..............................................             0         31,417

NET CHANGE IN ASSETS AND LIABILITIES:
         Decrease / (Increase) in Inventory ........................       (28,791)       (13,699)
         (Decrease) / Increase in Accounts Payable .................       (22,106)        14,683
         (Decrease) / Increase in Accrued Expenses .................      (159,709)      (295,920)
                                                                       -----------    -----------
TOTAL ADJUSTMENTS ..................................................      (138,606)      (192,751)

Net cash provided by operating activities...........................       188,186        308,553

Cash Flows from Investing Activities:
         Capital Expenditures.......................................      (493,134)    (3,091,950)
         Fatburger Acquisition (Pending)............................    (2,130,862)             0
         (Increase) / Decrease in Notes Receivable .................       827,000         89,543
         Net Proceeds from Sale of Assets ..........................             0        562,539
                                                                       -----------    -----------
Net Cash Used in Investing Activities ..............................    (1,796,996)    (2,439,868)

Cash Flows from Financing Activities:
         Sale of Common Stock / Debentures .........................             0      2,967,555
         Borrowing on Notes Payable ................................       500,000      1,433,026
         Principal Payments on Notes Payable .......................      (449,077)      (500,000)
                                                                       -----------    -----------
Net Cash Provided by Financing Activities ..........................        50,923      3,900.581

NET INCREASE / (DECREASE) IN CASH ..................................    (1,557,887)     1,769,266
CASH AT BEGINNING OF YEAR...........................................     1,606,245         20,373
CASH AT END OF PERIOD ..............................................        43,858      1,789,639


                      Restaurant Teams International, Inc.
                 Notes To Interim Condensed Financial Statements
                         For the Six Month Period Ended
                                  June 30, 1999
                                   (Unaudited)

Note 1.    Basis of Presentation

           The condensed financial statements of Restaurant Teams International, Inc. (the "Company") as of June 30, 1998 and June 30, 1999 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The Company operates one restaurants under the name Street Talk Cafe and owns four other facilities which it leases to other operators.

           The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. However, these operating results are not necessarily indicative of the results expected for the full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principals have been omitted pursuant to such rules and regulations. The notes to the condensed financial statements should be read in conjunction with the notes to the financial statements contained in the Form 10-KSB filed on April 15, 1999. Company management believes that the disclosures are sufficient for interim financial reporting purposes.

Item 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

         This Quarterly Report on Form 10-QSB includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which can be identified by the use of forward-looking terminology such as, "may", "believe", "expect", "intend", "anticipate", "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. All statements other than statements of historical fact included in this Form 10-QSB, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors with respect to any such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed in this Form 10-QSB, including, without limitation, in conjunction with the forward-looking statements included in this Form 10-QSB, and in the Company's Annual Report on Form 10-KSB/A-1 for the year ended December 31, 1998. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, but are not limited to, the newness of the Company, the need for additional capital and additional financing, the Company's limited restaurant base, lack of geographic diversification, the risks associated with expansion, a lack of marketing experience and activities, risks of franchising, seasonability, the choice of site locations, development and construction delays, need for additional personnel, increases in operating and food costs and availability of supplies, significant industry competition, government regulation, insurance claims and the ability of the Company to meet its stated business goals. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

         The following discussion of the results of operations and financial condition should be read in conjunction with the Financial Statements and related Notes thereto included herein.

Overview

         The Company was organized in June of 1990 as Bosko's, Inc. under the laws of the State of Delaware. In November of 1992 the Company changed its name to Fresh'n Lite, Inc., and in November of 1995 the Company merged into a Texas corporation also bearing the name Fresh'n Lite, Inc. The Company currently owns and operates 1 Street Talk Cafe restaurant in the Colony, Texas. In September of 1998 the Company changed its name to Restaurant Teams International, Inc. in order to more accurately reflect management's desire to position the Company as a franchise holding company.

Results of Operations

         Comparison of Three Months Ended June 30, 1998 and 1999

         Revenues. For the three months ended June 30, 1999, the Company has generated revenues of $673,728 compared to revenues in the same period of 1998 of $942,635, a 28.5% decrease. The decrease in revenue is due solely to management's decision to close stores and lease them to other operators in an effort to prepare for the pending acquisition of Fatburger Corporation.

         Costs and Expenses. Costs and expenses for the three month period ended June 30, 1999 decreased by $238,699, or 29.6% to $568,138 as compared to $806,837 for the corresponding period of 1998. This decrease was also due to the closing of stores to prepare for the pending Fatburger Corporation acquisition.

         Net Income. The Company had a net income for the three months ended June 30, 1999 of $173,066 compared to net income of $285,868 for the corresponding three months of 1998, representing $.02 and $.045 per share, respectively. Earnings per share figures are based on basic and diluted earnings per share.

         Comparison of Six Months Ended June 30, 1997 and 1998

         Revenues. For the six months ended June 30, 1999, the Company has generated revenues of $1,938,454 compared to revenues in the same period 1998 of $1,740,854, a 11.4% gain.

         Costs and Expenses. Costs and expenses for the six month period ended June 30, 1999 increased by $155,123, or 10.1% to $1,684,352 as compared to $1,529,229 for the corresponding period of 1998.

         Net Income. The Company had a net income for the six months ended June 30, 1999 of $326,792 compared to a net income of $501,304 for the corresponding six months of 1998, representing $.03 and $.07 per share, respectively. Earnings per share figures are based on basic and diluted earnings per share.

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

Plan of Operations

         The Company has planned the following operations for the 1999 calendar year, including:

         (i) Management's objectives for 1999 include the acquisition and expansion of Fatburger Corporation and the implementation of an aggressive franchising program.

Employees

         The Company expects to hire two full time management personnel and twenty part time hourly personnel with the opening of each new restaurant operation. The cost of these personnel should be 25% of the annual operating revenue to be generated by each operation. The initial cost of hiring and training of all personnel is covered in the store start up costs.

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

         None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a) Hereafter set forth as an exhibit to the Form 10-QSB of Restaurant Teams Interanational, Inc.is the following exhibit:

                  No.               Description of Exhibit
                  ---               ----------------------

                  27                Financial Data Schedule


         (b)      Current Reports on Form 8-K:

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Restaurant Teams International,Inc.
                                      (Registrant)


Date:    September 29, 1999           By:   /s/ Stanley L. Swanson
                                            ----------------------
                                            Stanley L. Swanson, Chief Executive
                                            Officer (Duly Authorized Signatory)


Date:    September 29, 1999           By:   /s/ Curtis A. Swanson
                                            ---------------------
                                            Curtis A. Swanson, Chief Financial
                                            Officer and Executive Vice President
                                            (Duly Authorized Signatory)

                                  EXHIBIT INDEX


No.               Description of Exhibit
---               ----------------------

27                Financial Data Schedule