Form 10QSB
period 1999-09-30
RESTAURANT TEAMS INTERNATIONAL INC
filed 1999-12-03
CIK 921066

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ________ to _________

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

                    Issuer's telephone number (903) 295-6800


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]


Number of shares outstanding of each of the issuer's classes of common stock, as of November 1, 1999: 10,301,118 shares of common stock, par value $.01.



                      RESTAURANT TEAMS INTERNATIONAL, INC.


                                                                                         Page  No.
                                                                                         ---------

PART I            FINANCIAL INFORMATION...................................................   2

Item 1.           Financial Statements....................................................   2
                  --------------------

                  Condensed Balance Sheet for the Nine Month Period
                  Ended September 30, 1999................................................   2

                  Condensed Income Statement For Three Month and
                  Nine Month Periods Ended September 30, 1998 and September 30, 1999......   4

                  Condensed Statement of Cash Flows for the Nine Month
                  Periods Ended September 30, 1998 and September 30, 1999.................   5

                  Notes to Interim Condensed Financial Statements (Unaudited).............   6

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...........................   7
                  ---------------------------------------------


PART II           OTHER INFORMATION.......................................................   9

Item 2.           Changes in Securities...................................................   9
                  ---------------------

Item 4.           Submission of Matters to a Vote of Security Holders.....................   9
                  ---------------------------------------------------

Item 6.           Exhibits and Reports on Form 8-K........................................   9
                  --------------------------------

Signatures        ........................................................................   10

Exhibit Index     ........................................................................   11



                          PART 1 - FINANCIAL STATEMENTS

Item 1:  FINANCIAL STATEMENTS

                      Restaurant Teams International, Inc.
                             Condensed Balance Sheet
                         For The Nine Month Period Ended
                               September 30, 1999

                                         September 30, 1999   December 31, 1998
                                             (Unaudited)         (Audited)
         ASSETS

         CURRENT ASSETS
Cash ....................................   $    91,280          $ 1,606,245
Prepaid Expenses ........................             0                7,415
Inventory ...............................        17,533               43,035
Federal Income Tax Receivable ...........             0               38,030
                                            -----------          -----------
         Total Current Assets ...........       108,813            1,694,725

         PROPERTY AND EQUIPMENT
Buildings ...............................     4,211,224            4,094,554
Land ....................................       135,000              135,000
Leasehold Improvements ..................        30,113               30,113
Vehicles and Equipment ..................     1,022,443              938,636
                                            -----------          -----------
         Total Property and Equipment ...     5,398,780            5,198,303

Accumulated Depreciation ................      (458,505)            (350,505)
                                            -----------          -----------
         Property and Equipment - Net ...     4,940,275            4,847,798

         OTHER ASSETS
Other Assets ............................        87,183               50,526
Assets Held for Sale, Net of Depreciation     1,373,240            1,073,240
Fatburger Acquisition (Pending) .........     2,130,862                    0
Debenture Costs .........................       194,798              194,798
Notes Receivable - Related Parties ......       260,243            1,087,243
Deferred Income Tax .....................       223,155              223,155
                                            -----------          -----------
         Total Other Assets .............     4,269,481            2,628,962

         TOTAL ASSETS ...................     9,318,569            9,171,485



                      Restaurant Teams International, Inc.
                             Condensed Balance Sheet
                         For The Nine Month Period Ended
                               September 30, 1999

                                                      September 30, 1999     December 31, 1998
                                                        (Unaudited)             (Audited)

         LIABILITIES AND SHAREHOLDER EQUITY

         CURRENT LIABILITIES
Accrued Expenses ....................................   $   251,987            $   317,021
Accounts Payable ....................................        51,211                 89,835
Income Tax Payable ..................................             0                 10,000
Deferred Liabilities ................................             0                 63,141
Deferred Gain on Sale of Assets .....................             0                193,502
Current Portion of Notes Payable - L/T ..............       147,903                121,862
                                                        -----------            -----------
         Total Current Liabilities ..................       451,101                795,361

         OTHER LIABILITIES
Notes Payable - Long Term, Net of Current ...........     1,635,779              2,043,961
Deferred Income Tax Liability .......................             0                269,945
Convertible Debentures ..............................     2,102,698              2,102,698
                                                        -----------            -----------
         Total Other Liabilities ....................     3,738,477              4,416,604

         SHAREHOLDERS EQUITY
Common Stock, $.01 Par Value, 50,000,000 Shares
Authorized, 6,833,443 Issued and Outstanding 12/31/98
9,996,852 Issued and Outstanding 9/15/99 ............       103,011                 68,334
Additional Paid In Capital ..........................     6,698,464              5,718,252
Retained Earnings ...................................      (911,334)            (1,065,916)
Less Treasury Stock, at Cost ........................      (761,150)              (761,150)
                                                        -----------            -----------
     Total Shareholders Equity ......................     5,128,991              3,959,520

     TOTAL LIABILITIES AND
     SHAREHOLDERS EQUITY ............................     9,318,569              9,171,485







                      Restaurant Teams International, Inc.
                           Condensed Income Statement
                   For The Three and Nine Month Periods Ended
                    September 30, 1998 and September 30, 1999

                                                                      Three Months Ended         Nine Months Ended
                                                                        September 30                September 30
                                                                      1999         1998           1999         1998
                                                                        (Unaudited)                  (Unaudited)
                                                                   -----------------------   --------------------------

SALES........................................................      $238,230      1,076,110   $ 2,176,684    $ 2,816,946

     EXPENSES
Food and Beverage Costs .....................................        51,781        303,374       557,990        776,985
Salaries and Contract Labor .................................        69,429        306,993       634,031        743,872
Payroll and other Taxes .....................................         7,036         50,822       104,510        125,093
Professional Fees ...........................................       157,969         12,590       214,800         40,105
Advertising and Promotional .................................         5,546         37,166        15,358         79,606
Rent ........................................................        19,878         65,623       172,012        174,186
Insurance ...................................................        21,222         21,691        68,280         56,400
Telephone ...................................................        27,311         13,932        38,814         25,224
Travel ......................................................         5,173          2,165        13,189          9,053
Utilities ...................................................         8,055         27,437        34,336         74,386
Depreciation ................................................        36,000         38,800       108,000        109,568
Amortization ................................................             0         18,000             0         49,417
Interest ....................................................        37,211         55,877       135,216        133,611
Linen and Laundry ...........................................             0         12,008         4,209         35,625
Repairs and Maintenance .....................................           619         10,924        18,005         46,578
Supplies ....................................................         8,690          7,823        21,521         28,665
Miscellaneous ...............................................           318            806           318          6,886
                                                                   -----------------------   --------------------------
     Total Expenses .........................................       456,238        986,031     2,140,589      2,515,260

     OPERATING INCOME .......................................      (218,008)        90,079        36,095        301,686

     OTHER INCOME/(EXPENSE)
Profit / (Loss) on Sale of Assets ...........................             0          1,763       193,502        263,330
Acquisition Cost - Old San Francisco Steak ..................             0         10,758      (188,288)        38,844
Rental Income ...............................................        45,798              0       113,274              0
Income Tax (Expense)/Benefit:
     Current ................................................             0              0             0              0
     Deferred ...............................................             0              0             0              0

     NET INCOME .............................................      (172,210)       102,600       154,583        603,860

Earnings Per Share ..........................................         ($.02)          $.02          $.02           $.09




                      Restaurant Teams International, Inc.
                       Condensed Statements of Cash Flows
                         For The Nine Month Period Ended
                    September 30, 1998 and September 30, 1999

                                                                    September 30, 1999     September 30, 1998
                                                                       (Unaudited)            (Unaudited)
                                                                    ------------------     ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Income / (Loss)........................................   $  (172,210)          $   603,861

ADJUSTMENT TO RECONCILE NET INCOME
TO NET CASH PROVIDED BY OPERATING
ACTIVITIES:
         Depreciation ..............................................       108,000               109,568
         Amortization ..............................................             0                49,417

NET CHANGE IN ASSETS AND LIABILITIES:
         Decrease / (Increase) in Inventory ........................        25,502               (34,030)
         (Decrease) / Increase in Accounts Payable .................       (38,624)                4,027
         (Decrease) / Increase in Accrued Expenses .................       (65,034)             (295,399)
                                                                       -----------           -----------
TOTAL ADJUSTMENTS ..................................................       (78,156)             (166,417)

Net cash provided by operating activities ..........................      (142,366)              437,444

Cash Flows from Investing Activities:
         Capital Expenditures ......................................      (537,134)           (3,623,312)
         Fatburger Acquisition (Pending) ...........................    (2,130,862)                    0
         (Increase) / Decrease in Notes Receivable .................       827,000                89,543
         Net Proceeds from Sale of Assets ..........................             0               605,673
                                                                       -----------           -----------
Net Cash Used in Investing Activities ..............................    (1,840,996)           (2,928,096)

Cash Flows from Financing Activities:
            Repurchase of Common Stock .............................             0              (562,692)
         Sale of Common Stock / Debentures .........................     1,014,889             2,967,555
         Borrowing on Notes Payable ................................       500,000             1,433,026
         Principal Payments on Notes Payable .......................    (1,046,492)             (580,000)
                                                                       -----------           -----------
Net Cash Provided by Financing Activities ..........................       468,397             3,257,889
NET INCREASE / (DECREASE) IN CASH ..................................    (1,514,965)              767,237
CASH AT BEGINNING OF YEAR ..........................................     1,606,245                20,373
CASH AT END OF PERIOD ..............................................        91,280               787,610


                      Restaurant Teams International, Inc.
                 Notes To Interim Condensed Financial Statements
                         For the Nine Month Period Ended
                               September 30, 1999
                                   (Unaudited)

Note 1.    Basis of Presentation

           The condensed financial statements of Restaurant Teams International, Inc. (the "Company") as of September 30, 1998 and September 30, 1999 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The Company operates one restaurant under the name Street Talk Cafe and owns three other facilities which it leases to other operators.

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

Overview

         The Company was organized in June of 1990 as Bosko's, Inc. under the laws of the State of Delaware. In November of 1992 the Company changed its name to Fresh'n Lite, Inc., and in November of 1995 the Company merged into a Texas corporation also bearing the name Fresh'n Lite, Inc. The Company currently owns and operates 1 Street Talk Cafe restaurant in the Colony, Texas, and owns 3 other facilities which it leases to other operators. In September of 1998 the Company changed its name to Restaurant Teams International, Inc. in order to more accurately reflect management's desire to position the Company as a franchise holding company.

Results of Operations

         Comparison of Three Months Ended September 30, 1998 and 1999

         Revenues. For the three months ended September 30, 1999, the Company has generated revenues of $284,028 compared to revenues in the same period of 1998 of $1,076,110, a 74% decrease. The decrease in revenue is due solely to management's decision to close stores and lease them to other operators in an effort to prepare for the pending acquisition of Fatburger Corporation.

         Costs and Expenses. Costs and expenses for the three month period ended September 30, 1999 decreased by $529,793 or 47% to $456,238 as compared to $986,031 for the corresponding period of 1998. This decrease was also due to the closing of stores to prepare for the pending Fatburger Corporation acquisition. The reason that costs did not decrease proportionately with the decrease in revenue was due to the increased legal and accounting fees incurred by the company associated with it's current legal battle with the debenture holders, the legal work on the Fatburger acquisition, and the accounting fees associated with a change to a national auditing firm.

         Net Income. The Company had a net loss for the three months ended September 30, 1999 of $172,210 compared to net income of $102,557 for the corresponding three months of 1998, representing $(.02) and $.01 per share, respectively. Earnings per share figures are based on basic and diluted earnings per share.

         Comparison of Nine Months Ended September 30, 1998 and 1999

         Revenues. For the nine months ended September 30, 1999, the Company has generated revenues of $2,176,684 compared to revenues in the same period 1998 of $2,816,946, a 23% reduction.

         Costs and Expenses. Costs and expenses for the nine month period ended September 30, 1999 decreased by $374,671, or 15% to $2,140,589 as compared to $2,515,260 for the corresponding period of 1998.

         Net Income. The Company had a net income for the nine months ended September 30, 1999 of $154,583 compared to a net income of $603,681 for the corresponding nine months of 1998, representing $.02 and $.09 per share, respectively. Earnings per share figures are based on basic and diluted earnings per share.

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

     (ii) The Company will continue to aggressively pursue every legal remedy available to it under the law to restore our shareholders value through the litigation in New York regarding the debenture holders.

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

                                 Restaurant Teams International,Inc.
                                 (Registrant)


Date:  November 30, 1999     By: /s/ Stanley L. Swanson
                                 ----------------------
                                     Stanley L. Swanson, Chief Executive Officer
                                     (Duly Authorized Signatory)


Date:  November 30, 1999     By: /s/ Curtis A. Swanson
                                 ---------------------
                                     Curtis A. Swanson, Chief Financial Officer
                                     and Executive Vice President
                                     (Duly Authorized Signatory)

                                  EXHIBIT INDEX


No.               Description of Exhibit
---               ----------------------

27                Financial Data Schedule