Form 10KSB
period 1999-12-31
RESTAURANT TEAMS INTERNATIONAL INC
filed 2000-04-14
CIK 921066

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[x]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
         OF 1934

                   For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                        Commission file number 001-13559
                                               ---------

                      Restaurant Teams International, Inc.
                 (Name of small business issuer in its charter)


        Texas                                            75-2337102
(State of other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

 911 N.W. Loop 281, Suite 111, Longview, Texas           75604
 (Address of principal executive offices)             (Zip Code)

                    Issuer's telephone number: (903) 295-6800

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

The Issuer's revenues for the most recent fiscal year:  $2,438,338.14.

Part III, Items 9 through 12, of Form 10KSB will be incorporated by reference to the Issuer's definitive proxy statement for its annual meeting of shareholders to be held in May 1999.

The aggregate market value of common stock held by non-affiliates of the registrant based on the sale trade price of the common stock as reported on the OTC-BB on April 3, 2000 was $6,179,933.25. For purposes of this computation, all officers, directors, and 10% beneficial owners of registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant. Number of shares outstanding of each of the Issuer's classes of common stock, as of April 3, 2000: 10,441,168 shares of common stock, par value $.01.

Transitional Small Business Disclosure Format:  Yes [  ]  No [X]

                                     PART I

Item 1.  DESCRIPTION OF BUSINESS

History

         Restaurant Teams International, Inc. (the "Company") is a Texas corporation. The Company originally was incorporated as a Delaware corporation on May 9, 1990, under the name "Bosko's, Inc. On November 9, 1992, the Bosko's, Inc. name was changed to Fresh'n Lite, Inc. and on September 15, 1998 the Company changed its name to Restaurant Teams International, Inc. in order to more properly reflect management's desire to position the Company as a multi-concept holding company.

         In October 1995, the Delaware corporation merged into its wholly-owned subsidiary, FNL, Inc., a Texas corporation. FNL, Inc. was the surviving corporation in the merger. FNL, Inc. then changed its name to Fresh'n Lite, Inc. The purpose of the merger was to convert the Delaware corporation into a Texas corporation.

         On February 9, 2000 the Company acquired substantially all of the assets of Hartan, Inc. and it's subsidiaries out of chapter 11 bankruptcy for $300,000 in cash and a $125,000 indemnity agreement. The assets consisted of 8 Tanner's restaurants in the Atlanta, GA market. The company subsequently sold one of the units to the chains founder, Rick Tanner, under a licensing agreement. The remaining seven stores are operated as company stores.

         On March 16, 2000 the Company acquired Regulatory Solutions, Inc. (RSI) in an equity transaction for $100,000 in cash and stock valued at $3,000,000. RSI is a workplace safety and governmental regulation compliance specialty firm with expertise in the restaurant, manufacturing, oil & gas, and construction industries.

Company Business - Restaurant Segment

         The Company currently operates seven full service restaurants and 3 licensed restaurants in the Atlanta, GA market under the name Tanner's Original Rotisserie Grill dba Tanner's Corner Grill and one full-service restaurant located in the Texas city of The Colony under the name Street Talk Cafe

         The Company's restaurants offer a variety of food items, including a wide selection of sandwiches, salads, pizzas, steaks, seafood, and other food items and desserts.

         The majority of the Company's food items are prepared to order using fresh meats, cheeses, and vegetables. While the restaurants offer full-service casual dining, the menus are designed to permit quick food preparation. The restaurants offer take-out service.

         The key strategic elements of the both the Tanner's and Street Talk Cafe concepts are:

o Providing guests a broad menu with 50% of the "tie breakers" of each segment in good tasting versions to enhance frequency;

o Pricing menu offerings at levels comparable to other casual dining restaurants while providing more wholesome and consistent selections;

o Selecting, training and motivating cast members to enhance customer dining experiences by delivering a level of service that is a product unto itself;

o Reinforcing perceived value through unique concept elements to provide guests with a superior "total dining" experience in a fun and entertaining atmosphere.

Menu

         The menu features a wide variety of entrees including rotisserie chicken, ribs, sandwiches, salads, pizzas, steaks, seafood, and special dinner items and desserts. Alcoholic beverages are served as a complement to meals and average approximately 4% of restaurant revenues.

         The Company targets urban white-collar markets and focuses on increasing customer value by providing more wholesome and consistent offerings than other casual dining restaurants at comparable prices in a relaxed and entertaining atmosphere.

         The Company's strategy is to continually deliver broad menu appeal by offering patrons selections from all dining segments in good tasting versions. In addition, the Company's efforts to assure the broad appeal of its menu, combined with its emphasis on affordability and food quality, promotes frequent return visits by restaurant guests.

         To accomplish these objectives, the Company identifies the "tie" breaking and "forerunner" products in each restaurant segment. Management feels these "best sellers" are the single most important reason guests select a casual dining restaurant.

         Dinner entrees presently range in price from $6.95 to $10.95. An assortment of sandwiches, baked potatoes, salads, burgers, soups and pizza round out the menu. Both concepts use the same menu for lunch and supper.

Competition

         The Company's restaurants operate in the casual dining segment of the foodservice industry. This segment is estimated to be $36 billion per year with another $10 billion estimated in the Bar and Grill segment. Brinker International operates more brands in the casual dining segment than any other company with a total of seven different concepts.

         Casual operators agree that continued expansion of core concepts and a more aggressive pursuit of acquisitions are the two prevailing trends that will characterize the casual-theme segment in the near term.

         Despite the category's maturation, wide spread labor shortages and competitive saturation in dozens of suburban markets, leading casual-theme operators are confident there is plenty of room for domestic expansion.
Operators are looking to the fact that Baby Boomers are growing older and wealthier as their Echo Boom offspring grow "hipper".

         Fragmentation is happening in the casual segment. Casual Diners have historically tried to be all things to all people by carrying Tex-Mex, steaks, ribs, and a bar. Today, if people want steak, they will go to operators in the steak house niche like Outback or Lone Star. If they want Mexican, they will go to El Chico or Rio Bravo.

Suppliers

         The Company's primary supplier of goods is Alliant Food Service. ("Alliant"). The Company is current in its account with Alliant. The Company also has accounts with other suppliers to ensure product availability in the event that Alliant is unable to meet the Company's needs in the future.

Company Business - Regulatory Safety Segment

RSI is a business to business, (B2B), Professional Services Company. The company's founder, Mr. Johann Wasserman, has remained in his current position as President & CEO of RSI. Mr. Wasserman, who has been in the regulatory business for over 15 years, brings the contacts and networking of over 1000 clients in 47 states such as Sodexho Marriott (NYSE:SDH), Delta Daily Foods, and Pavestone Corp. to the acquisition.

RSI specializes in State and Federal laws that govern both the employer and employee in the work place. The company provides proprietary "Worksafe" training and certification programs utilized as a major outsource for regional and national businesses alike.

The "Worksafe" programs, which are marketed on both a corporate and franchise level, provide cutting edge safety and training designed to address the specific needs of management as it relates to ongoing safety and health issues associated with their industry. RSI is expanding through marketing a well-designed franchise program. RSI franchisees will develop regional territories and provide customer service for the ongoing needs of the franchise client acting as a direct liaison between the franchisor and the end user. The Worksafe programs address vital compliance issues with specific industry related agencies such as DOH, DOT, OSHA, and EPA. The Worksafe products are designed to reduce potential liabilities and assist their clients in obtaining the lowest possible premium associated with Workers Compensation Insurance.

PENDING ACQUISITION

         On March 13, 2000 the Company entered into revised definitive agreement to acquire the Fatburger hamburger chain ("Fatburger"). The Company is to close the acquisition by April 28, 2000. Fatburger, founded in 1952, currently operates 13 company owned Fatburger restaurants in the Los Angeles, California market and franchisees 21 restaurants in Southern California and Las Vegas, Nevada under the Fatburger brand. The purchase price of the acquisition is $8,100,000 plus $125,000 in sellers expenses or which $1,750,000 has been paid as of March 13, 2000.

         In April 2000, the Company entered into a joint venture agreement with JD Enterprises, L.L.C. ("JDE") to fund the remaining purchase price and pay certain costs incurred by Fatburger's owner. Terms of the agreement call for (a) the Company to secure $3,000,000 in Senior Debt financing for NEWCO, and (b) JDE to pay $2,000,000 and secure Subordinate loan financing of $2,000,000. Proceeds of this funding in excess of that required to close the Fatburger transaction totaling $525,000 will be retained for working capital purposes. Upon closing the Fatburger transaction, all of the acquired assets of Fatburger will be assigned to a newly-incorporated holding company ("NEWCO") of which the Company will own thirty-three percent and JDE sixty-seven percent of the issued and outstanding common stock. The Company will then enter into a Development Agreement with NEWCO granting the Company exclusive rights to franchise
Fatburger restaurants in Texas and Georgia and the first right of refusal on South Carolina.

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

Employees

         Registrant employed 458 persons as of April 1, 2000, including 20 executive and office personnel and 438 restaurant operational managers and staff.




Item 2: DESCRIPTION OF PROPERTY

Restaurant Locations

         The following table provides information with respect to each of the Company's properties. The Texarkana, Dallas, Irving, The Colony, and Richardson buildings are owned, with a lease on the land. The Longview facility is owned and all seven Georgia facilities are leased.



         Location                                              Square Feet        Lease Expiration Date


         Dallas, Texas........................................  4,500 sq. ft.       January  21, 2015

         Richardson, Texas ...................................  4,700 sq. ft.       August 15, 2017

         Texarkana, Texas.....................................  3,600 sq. ft.       April 30, 2014

         Vinings, Georgia.....................................  3,266 sq. ft.       June 30, 2003

             Fayetteville, Georgia............................  5,000 sq. ft.       July 31, 2000
             Tucker, Georgia..................................  3,600 sq. ft.       May 31, 2002
             Lawrenceville, Georgia...........................  3,500 sq. ft.       January 31, 2002
             Emory, Georgia...................................  4,000 sq. ft.       September 30, 2000
             Fountain Oaks, Georgia...........................  3,335 sq. ft.       January 31, 2010
             Towne Lake, Georgia..............................  5,500 sq. ft.       April 30, 2009
             Longview, Texas..................................  33,000 sq.ft.       Owned



         The Company no longer operates restaurants in the Dallas, Richardson, and Irving locations, which are leased to other operators nor in the Texarkana location which is classified as assets held for sale..

Item 3. LEGAL PROCEEDINGS

         Oxford Commercial Funding, L.L.C. vs Restaurant Teams International, Inc. Civil Action No. 99 C 8200 consolidated No. 00 C 1048 in the U.S. District Court, Northern District of Illinois, Eastern Division. This is a suit on a promissory note under which Oxford claims the sum of $444,102.05 in principal and accrued interest is due and owing. RTIN filed its answer to the complaint on April 4, 2000. No discovery has been conducted to date. The Company's management is in intensive negotiations for settlement of the lawsuit. If the parties are unable to reach an agreement, management intends to assert counterclaims against the Plaintiff. At this stage of the litigation, there is no way to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

Item 5:  MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock began trading on the OTC Bulletin Board under the symbol FLTT on May 9, 1997. Such symbol was changed to RTIN in September 1998. The following table sets forth for the quarters indicated the high and low bid prices of the Company's Common Stock as reported by the National Quotation Bureau, Inc. The prices reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.


                                 1999                          High         Low


         First Quarter.....................................   $  3.19     $ 1.50

         Second Quarter ...................................      4.46       1.65

         Third Quarter.....................................      4.00       1.87

         Fourth Quarter....................................      5.00       1.37




                                 1998                          High         Low


         First Quarter.....................................   $  3.00     $ 1.64

         Second Quarter ...................................      4.46       1.65

         Third Quarter.....................................      4.00       1.87

         Fourth Quarter....................................      5.00       1.37


         As of December 31, 1999, the Company estimates that there were approximately 1000 beneficial owners of the Company's Common Stock, and approximately 250 holders of record. The Company declared a dividend on its Common Stock on March 22, 2000. The dividend consisted of 1 share of Ness Energy International, Inc. ("NESS") to be distributed to for every 20 shares of RTIN held as of the record date, which was March 31, 2000.

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

         The following discussion of the results of operations and financial condition should be read together with the Financial Statements and related Notes thereto included herein.

Overview

The Company was organized in May 1990 as Bosko's, Inc. under the laws of the State of Delaware. In November 1992 the Company changed its name to Fresh'n Lite, Inc., and in November 1995 the Company merged into a Texas corporation also bearing the name Fresh'n Lite, Inc. On September 15, 1998 the Company changed its name to Restaurant Teams International, Inc. to more accurately reflect the direction management is taking with respect to positioning the Company as a multi-concept holding company. The Company currently owns and operates seven Tanner's Corner Grills in Atlanta, GA, one Street Talk Cafe restaurant in The Colony, Texas, and Regulatory Solutions, Inc. of Richardson, Texas. Additionally, the Company owns three other restaurant facilities in the Texas cities of Dallas, Irving, and Richardson, which is leases to other operators and one restaurant facility in Texarkana, Texas which is currently for sale.

Results of Operations

Comparison of Year Ended December 31, 1998 and December 31, 1999.

         Revenues. Operating revenues for fiscal year ended December 31, 1998 were $3,747,013, with an operating loss of $89,126.

         Operating revenues for fiscal year ended December 31, 1999 were $2,438,537, a 34.2% decrease from 1998, with an operating loss of $694,792. The 34.2% decrease in revenues over 1999 is attributed to the closing of the Company's restaurant facilities with the exception of The Colony, Texas facility.

         Costs and Expenses. Costs and expenses for the fiscal year ended December 31, 1999 decreased by $702,810 or 18.3% to $3,133,329 as compared to $3,836,139 for the corresponding period ended December 31, 1998. This was primarily due to reduction in debenture related expenses and the resolution of the litigation. General and Administrative Costs in 1999 increased by 7.0% to $1,019,247 as compared to $947,551 in 1998. This increase was primarily due to the development of infrastructure in anticipation of the future growth and acquisitions. Additionally the Company realized increased professional fees associated with the proposed acquisition of the Fatburger and Tanner's chains and Regulatory Solutions, Inc. (also see "PENDING ACQUISITIONS) and acquisition costs which were expensed in 1999. Interest expense in 1999 decreased by $753,987 to $806,712 from $1,560,699 in 1998. This was primarily a result of an $895,000 reduction in amortization of discount and issuance costs on debentures and beneficial conversion features on common stock.

         Net Loss. The Company had a net loss for the fiscal year ended December 31, 1999 of $2,245,204 compared to net loss of $1,320,303 for fiscal year ended December 31, 1998, representing <$.30> and <$.21> per share, respectively. The net loss in 1998 was primarily due to the costs associated with the issuance of the debentures in May and June of 1998. The net loss in 1999 was primarily due to the closing of the Company's Street Talk Cafe operations and the loss on sale of assets associated with the sale of the Company's Addison restaurant.

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

         Net Income. The Company had a net loss for the fiscal year ended December 31, 1998 of $1,320,303 compared to net income of $119,386 for fiscal year ended December 31, 1997, representing <$.21> and $.02 per share, respectively. The net loss in 1998 was primarily due to the costs associated with the issuance of the debentures in May and June of 1998.

Liquidity and Capital Resources

         Historically, the Company has required capital to fund the operations and capital expenditure requirements of its Company-owned restaurants.

         The Company is currently operating out of cash flow from operations following its acquisition of Tanner's and RSI in early 2000. The Company completed two private placements of A Debentures and B Debentures on May 29, 1998 and June 29, 1998, respectively, providing net proceeds to the Company of $2,670,000. The proceeds were used to fund the Company's expansion strategy of opening additional Street Talk Cafe restaurants in the Dallas market area.

         The Company met fiscal 1999 capital requirements with cash generated by operations, the proceeds from the debenture offering and borrowing on notes payable. In fiscal 1999 the Company's operations used approximately $(542,229) in cash, as compared to $21,766 generated in 1998. The Company's restaurant operations are labor intensive and do not have significant receivables or inventory. The Company receives trade credit based upon negotiated terms in purchasing food and supplies and ordinarily operates with a relatively small level of working capital.

         The Company's principal capital requirements are the funding of acquisitions. During fiscal 1999, the Company began the acquisition of Fatburger corporation. The total capital outlay for the year was $1,731,907 for the Fatburger acquisition.

Item 7.  FINANCIAL STATEMENTS

                         RESTAURANT TEAMS INTERNATIONAL

                            FINANCIAL STATEMENTS AND
                          INDEPENDENT AUDITOR'S REPORT

                           DECEMBER 31, 1999 AND 1998

                      RESTAURANT TEAMS INTERNATIONAL, INC.


                          INDEX TO FINANCIAL STATEMENTS


Independent Auditor's Report - 1999.........................................F-1

Independent Auditor's Report - 1998.........................................F-2

Financial Statements

      Balance Sheet.........................................................F-3
      Statements of Operations..............................................F-4
      Statements of Stockholders' Equity....................................F-5
      Statements of Cash Flows..............................................F-6

Notes to Financial Statements...............................................F-8

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors and Stockholders
Restaurant Teams International, Inc.
Longview, Texas


We have audited the accompanying balance sheet of Restaurant Teams International, Inc. as of December 31, 1999, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Restaurant Teams International, Inc. as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.




HEIN + ASSOCIATES LLP

Dallas, Texas
April 7, 2000



                      RESTAURANT TEAMS INTERNATIONAL, INC.

                                  BALANCE SHEET

                                DECEMBER 31, 1999



                                     ASSETS
                                     ------
CURRENT ASSETS:
   Cash                                                                          $     2,521
   Inventories                                                                        13,690
   Prepaid expenses                                                                   18,657
   Federal income tax receivable                                                      38,030
                                                                                 -----------
          Total current assets                                                        72,898

PROPERTY AND EQUIPMENT, at cost:
   Buildings                                                                       3,129,304
   Furniture, fixtures and restaurant equipment                                      943,959
   Vehicles                                                                           29,950
                                                                                 -----------
                                                                                   4,103,213
   Accumulated depreciation                                                         (495,099)
                                                                                 -----------
          Net property and equipment                                               3,608,114

OTHER ASSETS:
   Assets held for sale, net of $105,700 reserve for impairment                    1,844,586
   Acquisition costs of Fatburger (pending)                                        3,861,632
   Debenture issuance costs, net                                                      62,150
                                                                                 -----------
                  Total assets                                                   $ 9,449,380
                                                                                 ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                                              $    76,324
   Accrued expenses and other liabilities                                            430,997
   Income taxes payable                                                               10,000
   Current installments of long-term debt                                            719,380
                                                                                 -----------
          Total current liabilities                                                1,236,701

LONG-TERM DEBT, net of current installments                                        1,328,276
DEFERRED LIABILITIES                                                                  24,819

CONVERTIBLE DEBENTURES, less unamortized discount of $97,154                       2,227,846

COMMITMENTS AND CONTINGENCIES (Notes 8 and 10)

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 10,000,000 shares authorized;
      no shares issued                                                                  --
   Series A - Preferred stock, $.10 par value, 25,000 shares authorized;
      no shares issued                                                                  --
   Common stock, $.01 par value, 50,000,000 shares authorized;
      14,941,506 shares issued (including 5,000,000 held in escrow)
      and 14,661,066 shares outstanding                                              149,416
   Additional paid-in capital                                                      8,921,335
   Accumulated deficit                                                            (3,311,120)
   Treasury stock, 280,440 shares at cost                                           (761,150)
   Notes receivable from related parties                                            (366,743)
                                                                                 -----------
          Total stockholders' equity                                               4,631,738
                                                                                 -----------
                  Total liabilities and stockholders' equity                     $ 9,449,380
                                                                                 ===========


             See accompanying notes to these financial statements.

                      RESTAURANT TEAMS INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS


                                                   YEAR ENDED DECEMBER 31,
                                                     1999           1998
                                                 -----------    -----------
REVENUES:
   Restaurant sales                              $ 2,323,537    $ 3,705,013
   Rental income                                     115,000         42,000
                                                 -----------    -----------
          Total revenues                           2,438,537      3,747,013

OPERATING COSTS AND EXPENSES:
   Cost of sales                                     674,209        968,382
   Restaurant labor and benefits                     612,605        971,727
   Other restaurant operating expenses               388,191        690,527
   General and administrative expenses             1,019,247        947,079
   Depreciation and amortization                     298,139        258,424
   Write-down and impairment of assets               140,938           --
                                                 -----------    -----------
          Total operating costs and expenses       3,133,329      3,836,139
                                                 -----------    -----------

          Loss from operations                      (694,792)       (89,126)

NON-OPERATING INCOME (EXPENSE):
   Interest expense                                 (806,712)    (1,560,699)
   (Loss) gain on sales of assets                   (502,202)       208,282
   Acquisition costs                                (288,288)          --
                                                 -----------    -----------
          Total non-operating income (expense)    (1,597,202)    (1,352,417)
                                                 -----------    -----------

          Loss before income taxes                (2,291,994)    (1,441,543)

INCOME TAX BENEFIT                                    46,790        121,240
                                                 -----------    -----------

NET LOSS                                          (2,245,204)   $(1,320,303)
                                                 ===========    ===========

NET LOSS PER COMMON SHARE, basic and diluted     $      (.30)   $      (.21)
                                                 ===========    ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING,
   basic and diluted                               7,470,418      6,218,749
                                                 ===========    ===========



              See accompanying notes to these financial statements.



                      RESTAURANT TEAMS INTERNATIONAL, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998




                                                        Common Stock          Additional      Retained
                                                 -------------------------     Paid-In        Earnings       Treasury
                                                    Shares        Amount       Capital       (Deficit)        Stock
                                                 -----------   -----------   -----------    -----------    -----------
BALANCE, January 1, 1998                           6,158,482   $    61,585   $ 3,278,499    $   254,387    $    (1,250)
Sale of common stock                                 221,458         2,215       260,347           --             --
Issuance of common stock for compensation             45,000           450        95,175           --             --
Value assigned to beneficial conversion rights
    and warrants                                        --            --       1,400,000           --             --
Stock issued upon conversions of debentures          408,388         4,084       684,231           --             --
Treasury stock purchased                                --            --            --             --         (809,900)
Issuance of treasury stock for property and
   equipment                                            --            --            --             --           50,000
Net loss                                                --            --            --       (1,320,303)          --
                                                 -----------   -----------   -----------    -----------    -----------

BALANCE, December 31, 1998                         6,833,328        68,334     5,718,252     (1,065,916)      (761,150)
Sales of common stock, including $80,000
   for services                                      435,678         4,357       256,078           --             --
Issuances of common stock to consultants             933,000         9,330     2,120,395           --             --
Common stock placed into escrow for
    possible future conversion by debenture
     holders                                       5,000,000        50,000       (50,000)          --             --
Value assigned agreement to issue stock for
   settlement of debenture litigation                   --            --         116,250           --             --
Common stock issued to officers in connection
  with extinguishment of convertible debt          1,739,500        17,395       760,360           --             --
Notes receivable from related parties                   --            --            --             --             --
Net loss                                                --            --            --       (2,245,204)          --
                                                 -----------   -----------   -----------    -----------    -----------
BALANCE at December 31, 1999                      14,941,506   $   149,416   $ 8,921,335    $(3,311,120)   $  (761,150)
                                                 ===========   ===========   ===========    ===========    ===========


                                                       Notes
                                                     Receivable       Total
                                                       from        Stockholders'
                                                  Related Parties     Equity
                                                    -----------    -----------

BALANCE, January 1, 1998                            $      --      $ 3,593,221
Sale of common stock                                       --          262,562
Issuance of common stock for compensation                  --           95,625
Value assigned to beneficial conversion rights
    and warrants                                           --        1,400,000
Stock issued upon conversions of debentures                --          688,315
Treasury stock purchased                                   --         (809,900)
Issuance of treasury stock for property and
   equipment                                               --           50,000
Net loss                                                   --       (1,320,303)
                                                    -----------    -----------

BALANCE, December 31, 1998                                 --        3,959,520
Sales of common stock, including $80,000
   for services                                            --          260,435
Issuances of common stock to consultants                   --        2,129,725
Common stock placed into escrow for
    possible future conversion by debenture
     holders                                               --             --
Value assigned agreement to issue stock for
   settlement of debenture litigation                      --          116,250
Common stock issued to officers in connection
  with extinguishment of convertible debt                  --          777,755
Notes receivable from related parties                  (366,743)      (366,743)
Net loss                                                   --       (2,245,204)
                                                    -----------    -----------
BALANCE at December 31, 1999                        $  (366,743)   $ 4,631,738
                                                    ===========    ===========


              See accompanying notes to these financial statements.


                      RESTAURANT TEAMS INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS


                                                                                      YEAR ENDED DECEMBER 31,
                                                                                        1999           1998
                                                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                          $(2,245,204)   $(1,320,303)
  Adjustments to reconcile net loss to net cash provided by operating activities:
   Depreciation and amortization                                                        298,139        258,424
   Amortization of discount and issuance costs on convertible debentures                257,796      1,312,900
   Loss (gain) on sales of assets                                                       502,202       (208,282)
   Benefit for deferred income taxes                                                    (46,790)       (74,410)
   Stock for services                                                                    80,000           --
   Write-down and impairment of assets                                                  140,938           --
   Beneficial conversion feature in issuance of common stock                            255,906         95,625
   Value assigned to settlement of debenture litigation                                 116,250           --
   Changes in operating assets and liabilities:
           Decrease (increase) in inventories                                            29,345        (16,464)
           (Increase) in prepaid expenses                                               (11,242)        (7,415)
           Decrease (increase) in other assets                                           18,288        (23,188)
           (Increase) in federal income tax receivable                                     --          (38,030)
           (Decrease) in accounts payable                                               (13,511)       (11,133)
           Increase (decrease) in accrued expenses and other liabilities                113,976        (10,299)
           (Decrease) increase in deferred liabilities                                  (38,322)        63,141
           Increase in income taxes payable                                                --            1,200
                                                                                    -----------    -----------
                       Net cash (used in) provided by operating activities             (542,229)        21,766

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                                 (268,934)    (1,503,299)
   Proceeds from sales of property and equipment                                        156,229      1,450,000
   Decrease (increase) in notes receivable from related parties, net                    220,500       (922,700)
   Payments in connection with acquisition of Fatburger (pending)                    (1,731,907)          --
                                                                                    -----------    -----------
                       Net cash used in investing activities                         (1,624,112)      (975,999)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt                                             508,784      1,946,050
   Principal payments on long-term debt                                                (648,451)    (1,356,928)
   Proceeds from issuance of notes due related parties                                  521,850           --
   Proceeds from issuance of convertible debentures                                        --        1,600,000
   Issuance costs of convertible debentures                                                --         (330,000)
   Proceeds from sales of common stock                                                  180,434        262,562
   Payments to purchase treasury stock                                                     --         (809,900)
   Proceeds from issuance of warrants and beneficial conversion                            --        1,400,000
   Principal payments on capital leases                                                    --         (171,679)
                                                                                    -----------    -----------
                       Net cash provided by financing activities                        562,617      2,540,105
                                                                                    -----------    -----------
NET (DECREASE) INCREASE IN CASH                                                      (1,603,724)     1,585,872

CASH, beginning of year                                                               1,606,245         20,373
                                                                                    -----------    -----------
CASH, end of year                                                                   $     2,521    $ 1,606,245
                                                                                    ===========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                                    $   194,140    $   112,573
                                                                                    ===========    ===========
   Income taxes paid                                                                       --             --
                                                                                    ===========    ===========

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
   Property and equipment acquired in connection with default of related party
       note receivable                                                              $   306,498    $      --
   Debentures plus accrued interest converted to common stock                              --          688,315
   Common stock issued to consultants in connection with Fatburger
        acquisition (pending)                                                         2,129,725           --
   Long-term debt issued for property and equipment                                      21,500           --
   Treasury stock issued for property and equipment                                        --           50,000



                    See accompanying notes to these financial statements.

                      RESTAURANT TEAMS INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS



1.       ORGANIZATION AND DESCRIPTION OF BUSINESS


     Restaurant Teams International, Inc. ("the Company"), has owned and operated full-service restaurants principally located in the Dallas, Texas metropolitan area. Currently, the Company owns one restaurant, which it operates under the name "Street Talk Cafe", and owns three restaurant facilities which it leases to other operators. The Company desires to become a multi-concept restaurant holding company. In February 2000, the Company acquired restaurant operations in Georgia, and is currently in the process of acquiring additional restaurant operations in California (see
     Note 12).

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Financial Instruments

     The Company's financial instruments at December 31, 1999, other than cash and accounts payable, include notes receivable, long-term debt and convertible debentures. Management believes the fair values of the notes receivable and long-term debt approximate their carrying values based on the present value of expected future cash flows discounted at interest rates commensurate to rates currently offered in connection with instruments of similar terms and maturities. Due to the terms of the convertible debentures discussed in Note 5, the fair value of the convertible debentures has not been determined.

     Inventories

     Inventories consist of food and beverage items and paper supplies. Inventories are stated at the lower of cost (first-in, first-out method) or market.

     Property and Equipment

     Property and equipment are depreciated using accelerated or straight-line methods. Buildings are depreciated over 20 years, the estimated useful lives of the assets. Furniture and equipment are depreciated over the estimated useful lives of the assets, which range from five to ten years. Leasehold improvements are amortized over the lesser of the lease term or estimated useful life of the improvements, which range from ten to fifteen years.

     Certain construction overhead costs are capitalized and included in buildings. Major improvements, which significantly extend the useful lives, are capitalized and depreciated over the remaining useful life of the underlying asset. Maintenance and repair costs are expensed as incurred. The cost of properties sold, or otherwise disposed of, and the related accumulated depreciation or amortization are removed from the accounts, and any gains or losses are reflected in current operations.

                      RESTAURANT TEAMS INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS


     Accounting for Long-Lived Assets

     The Company evaluates long-lived assets and certain identifiable intangibles to be held and used in the business for impairment whenever events and changes in circumstances indicate that the carrying amount of an asset may be impaired. In these circumstances, the estimated future undiscounted cash flows associated with the asset are compared with the asset's carrying value to determine if a write-down to market value or discounted cash flow is required.

     Assets Held for Sale

     The Company has classified certain assets as "Assets Held for Sale", which are recorded at the lower of cost or estimated market value. Buildings and restaurant equipment totaling $1,844,586, net of an impairment allowance of $105,700, are being held for sale as of December 31, 1999. Management is not presently able to determine an expected disposal date, but is actively pursuing sale of the assets. Depreciation on the reclassified assets was ceased at the point that management committed to a plan to dispose of the assets.

     Debenture Issuance Costs

     Debenture issuance costs, which are being amortized using a method that approximates the effective interest method over the life of the Convertible Debentures, adjusted for conversions, are included in the balance sheet. The Company incurred approximately $330,000 in debenture issuance costs related to the Convertible Debentures in 1998 (see Note 5). Accumulated amortization of debenture issuance costs was approximately $268,000 at December 31, 1999.

     Revenue Recognition

     Sales and related costs are recognized by the Company upon the sale of products at restaurant locations.

     Advertising Costs

     All  advertising  and  promotional  costs are expensed when  incurred.  The
     Company incurred approximately $11,000 and $97,000 in marketing and advertising expenses in 1999 and 1998, respectively.

     Income Taxes

     The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting basis and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws which will be in effect when the differences are expected to reverse.

     Per Share Data

     Basic earnings (loss) per share (EPS) is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding. Diluted EPS includes potentially dilutive common shares outstanding during the period. Potentially dilutive common shares in connection with stock options, warrants and shares issuable upon conversion of the Convertible Debentures totaling approximately 8,056,000 and 2,274,000 shares for 1999 and 1998, respectively, were not included as they are anti-dilutive.

                      RESTAURANT TEAMS INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS


     Stock-Based Compensation

     The Company measures stock-based employee compensation costs using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock-Based Compensation", and related interpretations. Accordingly, compensation cost for stock options, and other stock-based employee awards, is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount the employee must pay to acquire the stock. Required pro forma disclosures of compensation expense determined under the fair value method of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation" are presented in Note 9.

     Liquidity

     The Company has experienced recurring losses from operations in 1999 and 1998 and has a working capital deficit of $1,163,803 at December 31, 1999. Of this amount, $371,000 may be repaid in Company stock or has been deferred and $400,000 is in dispute. During 1999, management implemented cost-saving measures which resulted in the closure and subsequent leasing of certain Company restaurants to other operators. Management has also implemented an aggressive acquisition and expansion program involving strategic purchases of existing restaurant operations and other businesses. The Company acquired a restaurant chain and another business in the first quarter of 2000, which management believes will provide combined monthly cash flow during 2000 of approximately $230,000. Management believes it will close the acquisition of another restaurant chain in the second quarter of fiscal 2000. (See Note 12.) Based on these considerations, management believes the Company will be able to meet its obligations through fiscal 2000 and continue as a going concern.

     Use of Estimates

     In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Certain significant estimates related to the estimated values of assets held for sale are included in the financial statements. Actual results could differ from these estimates and such differences could be material.

     Reclassifications

     Certain reclassifications have been made to conform the 1998 financial statements to the presentation in 1999. The reclassifications had no effect on net loss.

3.       ACCRUED EXPENSES AND  OTHER LIABILITIES

         Accrued expenses and other liabilities at December 31, 1999 consist of the following:


        Accrued interest payable (a)                                  $  220,781
        Unpaid professional fees (b)                                     150,000
        Property taxes payable                                            38,962
        Accrued payroll and related taxes                                 12,800
        Sales taxes payable                                                8,454
                                                                      ----------
                                                                      $  430,997
                                                                      ==========

         (a) Approximately $215,000 of the accrued interest may be paid in common stock at the Company's option.

         (b) In the first quarter of 2000, the accrued professional fees were converted to 100,000 shares of Company common stock; a $75,000 note payable, due in ten monthly installments at 8% following closing of the Fatburger acquisition (Note 12); and warrants to purchase 50,000 shares of the Company's common stock at $1.00 per share.

4.       LONG-TERM DEBT

         Long-term debt at December 31, 1999 consists of the following:



                      RESTAURANT TEAMS INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS


        Note payable to financial institution, interest at 21%, remaining unpaid principal and accrued  interest past due as of August 26, 1999 (see Note
        10), collateralized by certain shares of Company common stock.
                                                                                            $  400,000





        Two notes  payable to bank,  interest  at 9.5%,  monthly  principal  and interest payments totaling $14,620, remaining unpaid principal and
        interest due April 9, 2001, collateralized by certain real property.                 1,366,421


        Note payable to bank,  interest at 9.0%,  monthly principal and interest payments of $2,935,  remaining  unpaid principal and interest due August
        13, 2000, collateralized by certain real property.                                     251,770



        Note payable to insurance  company,  interest at 10.43%,  monthly payments
        of $1,605, due April 28, 2000, unsecured.                                                8,745

        Note  payable,  interest  at  11.65%,  monthly  principal  and  interest payments of $425,  remaining  unpaid  principal and accrued interest due
        April 9, 2001, collateralized by an automobile.                                         20,680
                                                                                      ----------------
        Total long-term debt                                                                 2,047,616





                      RESTAURANT TEAMS INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS





          Less current installments                                                           (719,380)
                                                                                           -----------
          Long-term debt, excluding current installments                                   $ 1,328,236
                                                                                           ===========


         Aggregate maturities of long-term debt obligations at December 31, 1999 are as follows:


                    Year ending December 31:

                    2000                                  $  719,380
                    2001                                   1,328,236
                                                          ----------
                                                          $2,047,616
                                                          ==========

5.       CONVERTIBLE DEBENTURES

     On May 29, 1998, the Company entered into an agreement to issue two tranches of convertible debentures ("the Convertible Debentures") to accredited investors with a total face amount of $3,000,000. The Company received net proceeds of $2,670,000 after paying certain costs of the purchasers. The Convertible Debentures bear interest at 6%, and are convertible into shares of common stock of the Company. The first tranche ($825,000 at December 31, 1999) matures on May 29, 2001 and the second tranche ($1,500,000 at December 31, 1999) matures on June 30, 2001.
     Conversion is at the option of the investors, and the number of shares of common stock to be received upon conversion is based upon the lesser of (a) the closing bid price on the day immediately preceding the agreement ($4.00 per share), or (b) the average closing bid price for the Company's stock for the five-trading-day period immediately preceding the date of conversion, multiplied by a discount ranging from 17.5% to 25%, which is considered a Beneficial Conversion Feature (BCF). In accordance with generally accepted accounting principles, the Company valued the BCF by multiplying the difference between the fair value of the Company's stock as of the transaction date and the conversion price most beneficial to the investors, by the number of shares to be received upon conversion by the investors under the most beneficial terms. This resulted in a decrease in the carrying value of the Convertible Debentures and a corresponding increase in stockholder's equity of $1,000,000. The related discount recorded upon the issuance of the Convertible Debentures was accreted into interest expense over a sixty-one-day period, beginning on the issuance date and ending on the first date at which the most beneficial conversion to the investors could be realized. This resulted in additional interest expense of $1,000,000 and a corresponding increase in the carrying value of the Convertible Debentures of $1,000,000 in 1998. The Company has the option of paying accrued interest upon conversion and at maturity in cash or through the issuance of an equal dollar value of additional shares. If the entire principal amount has not been converted by the maturity date, the Company will automatically convert the remaining principal using the same conversion formula described above. The Company has the right to redeem the Convertible Debentures for the cash value of the shares that would be received upon conversion as of the redemption date, multiplied by the closing bid price on the last trading day immediately preceding the redemption date.

                      RESTAURANT TEAMS INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS


     In the event of default, as defined by the agreement, the investors may consider the Convertible Debentures to be immediately due and payable in cash, at an amount equal to the number of shares issuable upon conversion, including related discounts as described above, multiplied by the closing bid price on the day immediately preceding the notice of default. An event of default could result in the Company paying amounts to the investors in excess of the amounts recorded on the balance sheet.

     In connection with the issuance of the Convertible Debentures, the Company issued to the investor and the placement agent warrants to purchase up to an aggregate of 150,000 and 50,000 shares, respectively, of the Company's stock with an exercise price equal to 110% of the average closing bid price for the five trading days immediately preceding the agreement date of $4.40 per share. These warrants are exercisable at any time through May 2003. The warrants were valued on the date of issuance at $2.00 per warrant which resulted in a decrease in the carrying value of the Convertible Debentures and a corresponding increase in stockholder's equity of $400,000. This discount is being accreted into interest expense over the life of the debentures, as adjusted for conversions to common stock.

     During 1998, the investors made two conversions of principal totaling $657,000, plus accrued interest. The Company issued 408,388 shares of common stock in connection with the conversions. As of December 31, 1999 the Company has issued 5,000,000 shares of common stock into escrow to be applied toward future conversions. No additional conversions have been made through December 31, 1999.

6.       RELATED PARTY TRANSACTIONS

     As of December 31, 1999, the Company has notes receivable due from related parties as follows:


        A $327,743 note from an entity owned by two stockholders. The note is due December 31, 2000, and bears interest at 6%.

        A $39,000 note from a stockholder. The note is due December 31, 2000, bears interest at 6% and is uncollateralized.


     Both of the notes are recorded in stockholders' equity at December 31, 1999.

     In 1999, the Company borrowed $521,850 and issued convertible promissory notes to two officers. The notes allowed conversion into the Company's common stock at a 33% discount to the market rate. The value of this beneficial conversion feature at the time of issuance was approximately $256,000, which has been recorded as interest expense. The notes were converted into 1,739,500 shares of common stock in December 1999.

                      RESTAURANT TEAMS INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS


     In 1998, the Company sold two pieces of property to a sister corporation for a combined gain of approximately $386,000, of which approximately $194,000 was deferred at December 31, 1998. The deferred portion of the gain related to a piece of property that was sold for a $500,000 note. In 1999, the sister corporation defaulted on the note. The Company took back the property and has included it with assets held for sale at December 31, 1999.

     The Company had leased office and retail space in one of its facilities to an affiliate corporation under a long-term operating lease for approximately $8,000 per month. The Company waived all rental fees due under this agreement in 1998. The Company terminated the agreement and the affiliate corporation vacated the premises in March 1999.

7.       INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax assets areset forth below. The Company had no material deferred tax liabilities at December 31, 1999. The Company's valuation allowance increased by $1,197,000 from December 31, 1998 to December 31, 1999.



                                                        DECEMBER 31,
                                                            1999


         Deferred tax assets:

              Cash to accrual adjustment                 $   68,000
              Debenture beneficial conversion feature        85,000
              Reserve for litigation settlement              40,000
              Deffered rent                                   8,000
              Property and equipment depreciation            15,000
              Allowance on assets held for sale              36,000
              Net operating loss                          1,000,000
                                                         ----------


        Total deferred tax assets                         1,252,000
        Valuation allowance for deferred tax assets      (1,252,000)
              Net deferred tax assets                    ----------
                                                         $     --
                                                         ==========

     The Company has a net operating loss of approximately $3,000,000 at December 31, 1999, which may be applied to reduce future taxable income through the year 2019.

     The  income taxes benefit consists of the following:

                                           YEAR ENDED DECEMBER 31,
                                             1999          1998

             Federal income tax:
             Current benefit              $    --     46,830
             Deferred benefit               46,790    74,410
                                          --------  --------
                                          $ 46,790  $121,240
                                          ========  ========



                      RESTAURANT TEAMS INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS

     The reconciliation between the expected tax at the federal U.S. corporate tax rate and the Company's consolidated actual tax is as follows:


                                                                   YEAR ENDED DECEMBER 31,
                                                                      1999         1998
                                                                  -----------  -----------
        Loss before income taxes                                  $(2,291,994)  (1,441,543)
           U.S. corporate tax rate                                         34%          34%
                                                                  -----------  -----------
           Expected (benefit)                                        (779,278)    (490,125)
           Effect of valuation allowance on deferred tax assets       732,488         --
           Effects of permanent differences on the current
           and deferred provisions                                       --        358,868
           Other                                                         --        (44,567)
                                                                  -----------  -----------
                           Actual (benefit) expense               $   (46,790) $  (175,824)
                                                                  ===========  ===========


8.       LEASES

     The Company leases the land where its restaurant buildings are located and corporate office space under non-cancellable lease agreements having terms that expire at various dates through fiscal 2017. The Company has options to renew the leases upon expiration for periods ranging from five to ten years. Total rental expense for operating leases amounted to approximately $224,000 and $234,000 in 1999 and 1998, respectively. The Company also pays real estate taxes, insurance, and maintenance expenses related to these leases.

     The Company currently leases three restaurant facilities to other operators under non-cancellable lease agreements, having terms that expire at various dates through 2015. Assets subject to these leases totaling approximately $2,816,000 and related accumulated depreciation of $139,000 are included in property and equipment at December 31, 1999. Total rental income was approximately $115,000 and $42,000 in 1999 and 1998, respectively.

     Future minimum lease commitments and rentals at December 31, 1999 under operating leases having an initial or remaining noncancellable term of one year or more are:

                                                                   LEASE
                                                LEASE              RENTAL
                                              COMMITMENTS          INCOME
                                              -----------         --------
             Year ended December 31:

             2000                             $  249,000         $  281,000
             2001                                234,000            192,000
             2002                                244,000            196,000
             2003                                246,000            196,000
             2004                                248,000            114,000
             Thereafter                        3,201,000            558,000
                                              ----------          ---------

             Total minimum rentals            $4,422,000         $1,537,000
                                            ============         ==========

9.       STOCKHOLDERS' EQUITY

     Preferred Stock

     The Company has 10,000,000 shares of preferred stock authorized. The preferred stock may be issued with rights or preferences as determined by the board of directors. There was no preferred stock outstanding as of December 31, 1999.

     Treasury Stock

     During 1998, the Company repurchased 300,023 shares of its common stock for $809,900. Also in 1998, the Company issued 20,833 shares of its common stock as payment for restaurant equipment valued at $50,000.

     Stock Options

     The Company has authorized the granting of options covering a total of 1,200,000 shares of the Company's common stock to key employees, officers, directors and certain consultants of the Company. All options granted have five-year terms and become fully exercisable when granted.



                      RESTAURANT TEAMS INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS



     A summary of the Company's outstanding stock option transactions is as follows:


                                                                       YEAR ENDED DECEMBER 31,
                                                                       -----------------------

                                                                  1999                       1998
                                                                 -----                       ----
                                                               Weighted                    Weighted
                                                                Average                    Average
                                                               Exercise                    Exercise
                                                 Shares         Price        Shares          Price

      Outstanding at beginning of year           897,072         $ 2.57      647,072        $ 2.47
           Granted                                     -              -      250,000          2.83
           Exercised                                   -              -            -             -
           Forfeited                                                  -                          -
                                                  ------                     -------

      Outstanding at end of year                 897,072         $ 2.57      897,072        $ 2.57

      Options exercisable at end of year         897,072         $ 2.57      897,072        $ 2.57
                                                 =======         ======      =======        ======

      Weighted average fair value of options
      granted during the year                     N/A                        $  2.04
                                                 =======                     =======

     The weighted average remaining contractual life of those options is 2.03 and 3.03 years in 1999 and 1998, respectively. The exercise prices of outstanding options range from $.10 to $3.00 as of December 31, 1999 and 1998. In connection with the Company's stock option plan, 1,200,000 shares of common stock have been reserved for future issuance.

     The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the Company stock option plan. Had compensation cost been determined based on the fair value at the date of grant for awards issued in 1998, pursuant to the employee compensation provisions of SFAS No. 123, the Company's net loss and loss per share would have been adjusted to the pro forma amounts indicated:



                      RESTAURANT TEAMS INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS


                                                                    YEAR ENDED DECEMBER 31,
                                                                    -----------------------
                                                                     1999             1998

         Net loss - as reported                                  $(2,245,204)    $ (1,320,303)

         Net loss - pro forma                                     (2,245,204)      (1,635,283)
         Loss per common share - as reported                            (.30)            (.21)
         Loss per common share - pro forma                              (.30)            (.26)



     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: dividend yield of 0%; expected volatility of 113.9% in 1998; risk-free interest rates of 4.57% and 5.65% in 1998.; and expected lives of 3.25 years.

     Warrants

     As discussed in Note 5, the Company has issued warrants to purchase up to 200,000 shares of the Company's common stock in connection with the issuance of convertible debentures in 1998.

     Effective January 1, 1999 the Company issued to existing stockholders warrants to purchase up to approximately 669,000 shares of the Company's common stock with an exercise price of $5.00 per share. These warrants are exercisable at any time through December 2003.

10.      COMMITMENTS AND CONTINGENCIES

     Settlement with Debenture Holders

     In 1998, the Company filed a lawsuit against three investment funds and their principals ("the Debenture Holders"), alleging fraud and violations of federal and state securities laws in connection with their $3 million investment in the Company's convertible debentures. (See Note 5.) Certain defendants to the Company's lawsuit had counterclaimed seeking damages in excess of $3 million.

     On December 28, 1999, the Company and Debenture Holders reached an agreement to settle their litigation. As part of the settlement, the Company agreed to issue the Debenture Holders an additional 5% of the outstanding principal value of the debentures, payable in Company common stock (approximately 258,000 shares at December 31, 1999). The approximate value of the shares was recorded as an expense of $116,250 in 1999.

     Loan Default Litigation

     As of December 31, 1999, the Company was in default of a promissory note agreement that matured August 26, 1999. In February 2000, the holder of the promissory note filed a lawsuit seeking damages of unpaid principal and accrued interest totaling approximately $444,000, plus attorneys' fees. The Company intends to fully defend its position. Management believes the Company incurred damages as a result of the lender's failure to provide agreed upon funding in connection with the Fatburger acquisition (see Note
     12) and intends to file a counter claim against the original issuer of the promissory note. Management believes the effect of this action will not have a material adverse effect on the Company's financial position or results of operations.

                      RESTAURANT TEAMS INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS



11.      CONCENTRATION OF CREDIT RISK

     Notes receivable from related parties (Note 6) primarily result from sales of assets and cash advances to entities under common control or owned by stockholders of the Company. This concentration of related party debtors may impact the Company's overall credit risk either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions.

12.      Acquisitions and Subsequent Events

     Acquisition Terminated in 1999

     During 1998, the Company entered into an Asset Purchase Agreement to acquire the properties and assets comprising the Old San Francisco Steak House ("OSF") restaurant chain. In February 1999, the OSF acquisition attempt was abandoned and associated acquisition costs totaling approximately $188,000 have been charged to operations.

     Pending Acquisition

     In 1999, as amended in March 2000, the Company entered into a definitive agreement to acquire all the outstanding common stock of the Fatburger Corporation ("Fatburger"), a restaurant chain currently operating thirteen company-owned restaurants in the Los Angeles, California market with twenty-two franchised restaurants in Southern California and Las Vegas, Nevada which operate under the Fatburger brand name, for $8,100,000 in cash, of which $1,500,000 has been paid as of December 31, 1999. As of December 31, 1999, the Company has capitalized an additional $2,362,000 relating to consulting, legal and other direct costs incurred in connection with this acquisition.

     In April 2000, the Company entered into a joint venture agreement with JD Enterprises, L.L.C. ("JDE") to fund the remaining purchase price and pay certain costs incurred by Fatburger's owner. Terms of the agreement call for (a) the Company to secure $3,000,000 in Senior Debt financing for Newco, and (b) JDE to pay $2,000,000 and secure Subordinate loan financing of $2,000,000. Proceeds of this funding in excess of that required to close the Fatburger transaction totaling $525,000 will be retained for working capital purposes. Upon closing the Fatburger transaction, all of the acquired assets of Fatburger will be assigned to a newly-incorporated holding company ("NEWCO") of which the Company will own thirty-three percent and JDE sixty-seven percent of the issued and outstanding common stock. The Company intends to enter into a Development Agreement with NEWCO granting the Company exclusive rights to franchise Fatburger restaurants in Texas and Georgia and the first right of refusal for South Carolina.

     The Company anticipates completing its acquisition of Fatburger during the second quarter of 2000, but can not be assured when, if ever, the acquisition will be completed.

     Acquisitions  Completed  After  Year-End 1999

     In February 2000 and March, the Company made the following acquisitions:

     The Company acquired the assets of Tanner's Original Rotisserie Grill ("Tanner's"), an eight-unit restaurant operation located in Atlanta, Georgia for $250,000 in cash and the forgiveness of $50,000 debt owed by Tanner's to the Company in connection with Debtor in Possession financing previously paid by the Company.

     The Company acquired all the outstanding common stock of Regulatory Solutions, Inc. ("RSI"), a professional services company specializing in
     "Worksafe" training and certification programs relating to local and federal law governing both employer and employee workplace responsibilities, for $100,000 in cash and 1,000,000 shares of Company common stock; plus $2,000,000 equivalent of Company common stock ($1,000,000 each to be issued at the end of years one and two following the acquisition) based on the average closing price of the Company's stock for the thirty-day period preceding issuance.

                                   **********

                              Part III. EXHIBITS

Items 9 through 12. To be set forth in Registrant's definitive proxy statement for its annual meeting to be held in May 2000.

Item 13.  Exhibits and Reports on Form 8-K.Part III. EXHIBITS Part III. EXHIBITS

         (a) Hereafter set forth as exhibits to the Form 10-KSB of Restaurant Teams International, Inc and incorporated by reference are the following exhibits:



No. as per
Part III of
Form 1A                Description of Exhibit
-----------            ----------------------

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

6.9** Franchise Agreement dated as of October 1, 1995 by and between Fresh'n Lite, Inc. on the one hand and F'NL Investments, LLC on the other

6.10CE** Lease with Option to Purchase dated as of October 15, 1993 by and between Connor Patman and Steve and Ann M. Raffaelli on the one hand and Fresh'n Lite, Inc. on the other

6.11CE+ Sub-Lease dated as of November 2, 1998 by and between Restaurant Teams International, Inc. and the one hand and Zeke's Grill, Inc. on the other

27.1 + Financial Data Schedule filed as an exhibit to the Form 10-KSB filed April 15, 1999

* Previously filed as an exhibit to the Company's Registration Statement on Form 10-SB (File No. 001-13559) filed with the Securities and Exchange Commission on November 10, 1997.

** Filed as a paper exhibit to the Company's Form 10-SB filed October 23, 1997 and filed in electronic format as exhibits to Amendment No. 1 to Form 10-SB filed June 25, 1998 and incorporated herein by reference.

+    Filed  herewith

(b)  Reports on Form 8-K
                                       20

                                   SIGNATURES

         The undersigned registrant hereby amends and restates its Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

         In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of April, 2000.

                                     Registrant

                                     By: /s/ Stanley L. Swanson
                                         --------------------------------------
                                             Stanley L. Swanson
                                             Chairman of the Board of Directors
                                             and Chief Executive Officer

         In accordance with the Exchange Act, this amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 14, 2000


                                       By:  /s/ Curtis A. Swanson
                                            ------------------------------------
                                                Curtis A. Swanson, Director
                                                Vice President and Chief
                                                Financial Officer

April 14, 2000
                                       By:  /s/ Edward Dmytryk
                                            ------------------------------------
                                                Edward Dmytryk,
                                                     Director

April 14, 2000
                                       By:  /s/ Robert Lilly
                                            ------------------------------------
                                                Robert Lilly ,
                                                Director