Form 10KSB/A
period 1999-12-31
RESTAURANT TEAMS INTERNATIONAL INC
filed 2000-04-17
CIK 921066

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




HEIN + ASSOCIATES LLP

Dallas, Texas
April 7, 2000

                         Report of Independent Auditors



Board of Directors and Shareholders
Restaurant Teams International, Inc.

We have audited the accompanying statement of operations, stockholders' equity, and cash flows of Restaurant Teams International, Inc. (formerly Fresh `n Lite,
Inc) for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Restaurant Teams International, Inc. for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States.


                                                              Ernst & Young LLP


April 9, 1999
San Antonio, Texas



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