Form 10KSB/A
period 1999-12-31
RESTAURANT TEAMS INTERNATIONAL INC
filed 2000-05-05
CIK 921066

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

         On April 9, 2000, the Company entered into a joint venture agreement with JD Enterprises, L.L.C. ("JDE") to fund the remaining purchase price and pay certain costs incurred by Fatburger's owner. Terms of the agreement call for (a) the Company to secure $3,000,000 in Senior Debt financing for NEWCO, and (b) JDE to pay $2,000,000 and secure Subordinate loan financing of $2,000,000. Proceeds of this funding in excess of that required to close the Fatburger transaction totaling $525,000 will be retained for working capital purposes. Upon closing the Fatburger transaction, all of the acquired assets of Fatburger will be assigned to a newly-incorporated holding company ("NEWCO") of which the Company will own thirty-three percent and JDE sixty-seven percent of the issued and outstanding common stock. The Company will then enter into a Development Agreement with NEWCO granting the Company exclusive rights to franchise
Fatburger restaurants in Texas and Georgia and the first right of refusal on South Carolina.

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


                                 1999                          High         Low


         First Quarter.....................................   $  3.19     $ 1.50

         Second Quarter ...................................      2.59       1.13

         Third Quarter.....................................      1.68        .74

         Fourth Quarter....................................      1.00        .26




                                 1998                          High         Low


         First Quarter.....................................   $  3.00     $ 1.64

         Second Quarter ...................................      4.46       1.65

         Third Quarter.....................................      4.00       1.87

         Fourth Quarter....................................      5.00       1.37


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

                                INSERT EY REPORT



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


                      RESTAURANT TEAMS INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS


                                                                                      YEAR ENDED DECEMBER 31,
                                                                                        1999           1998
                                                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                          $(2,245,204)   $(1,320,303)
  Adjustments to reconcile net loss to net cash provided by operating activities:
   Depreciation and amortization                                                        298,139        258,424
   Amortization of discount and issuance costs on convertible debentures                257,796      1,312,900
   Loss (gain) on sales of assets                                                       502,202       (208,282)
   Benefit for deferred income taxes                                                    (46,790)       (74,410)
   Stock for services                                                                    80,000           --
   Write-down and impairment of assets                                                  140,938           --
   Beneficial conversion feature in issuance of common stock                            255,906         95,625
   Value assigned to settlement of debenture litigation                                 116,250           --
   Changes in operating assets and liabilities:
           Decrease (increase) in inventories                                            29,345        (16,464)
           (Increase) in prepaid expenses                                               (11,242)        (7,415)
           Decrease (increase) in other assets                                           18,288        (23,188)
           (Increase) in federal income tax receivable                                     --          (38,030)
           (Decrease) in accounts payable                                               (13,511)       (11,133)
           Increase (decrease) in accrued expenses and other liabilities                113,976        (10,299)
           (Decrease) increase in deferred liabilities                                  (38,322)        63,141
           Increase in income taxes payable                                                --            1,200
                                                                                    -----------    -----------
                       Net cash (used in) provided by operating activities             (542,229)        21,766

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                                 (268,934)    (1,503,299)
   Proceeds from sales of property and equipment                                        156,229      1,450,000
   Decrease (increase) in notes receivable from related parties, net                    220,500       (922,700)
   Payments in connection with acquisition of Fatburger (pending)                    (1,731,907)          --
                                                                                    -----------    -----------
                       Net cash used in investing activities                         (1,624,112)      (975,999)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt                                             508,784      1,946,050
   Principal payments on long-term debt                                                (648,451)    (1,356,928)
   Proceeds from issuance of notes due related parties                                  521,850           --
   Proceeds from issuance of convertible debentures                                        --        1,600,000
   Issuance costs of convertible debentures                                                --         (330,000)
   Proceeds from sales of common stock                                                  180,434        262,562
   Payments to purchase treasury stock                                                     --         (809,900)
   Proceeds from issuance of warrants and beneficial conversion                            --        1,400,000
   Principal payments on capital leases                                                    --         (171,679)
                                                                                    -----------    -----------
                       Net cash provided by financing activities                        562,617      2,540,105
                                                                                    -----------    -----------
NET (DECREASE) INCREASE IN CASH                                                      (1,603,724)     1,585,872

CASH, beginning of year                                                               1,606,245         20,373
                                                                                    -----------    -----------
CASH, end of year                                                                   $     2,521    $ 1,606,245
                                                                                    ===========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                                    $   194,140    $   112,573
                                                                                    ===========    ===========
   Income taxes paid                                                                       --             --
                                                                                    ===========    ===========

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
   Property and equipment acquired in connection with default of related party
       note receivable                                                                  306,498           --
   Debentures plus accrued interest converted to common stock                              --          68,8315
   Common stock issued to consultants in connection with Fatburger
        acquisition (pending)                                                         2,129,725           --
   Long-term debt issued for property and equipment                                      21,500           --
   Treasury stock issued for property and equipment                                        --           50,000



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

     Certain construction overhead costs are capitalized and included in buildings. Major improvements, which significantly extend the useful lives, are capitalized and depreciated over the remaining useful life of the underlying asset. Maintenance and repair costs are expenses as incurred. The cost of properties sold, or otherwise disposed of, and the related accumulated depreciation or amortization are removed from the accounts, and any gains or losses are reflected in current operations.

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

     Assets Held for Sale

     The Company has classified certain assets as "Assets Held for Sale", which are recorded at the lower of cost or estimated market value. Buildings and restaurant equipment totaling $1,844,586, net of an impairment allowance of $105,700, are being held for sale as of December 31, 1999. Management is not presently able to determine an expected disposal date, but is actively pursuing sale of the assets while attempting to maximize potential sales proceeds. Depreciation on the reclassified assets was ceased at the point that management committed to a plan to dispose of the assets.

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

     Liquidity

     The Company has experienced recurring losses from operations in 1999 and 1998 and has a working capital deficit of $1,163,803 at December 31, 1999. Of this amount, $371,000 may be repaid in Company stock or has been deferred and $400,000 is in dispute. During 1999, management implemented cost-saving measures which resulted in the closure and subsequent leasing of certain Company restaurants to other operators. Management has also implemented an aggressive acquisition and expansion program involving strategic purchases of existing restaurant operations and other businesses. The Company acquired a restaurant chain and another business in the first quarter of 2000, which management believes will provide combined monthly cash flow during 2000 of approximately $____________. Management believes it will close the acquisition of another restaurant chain in the second quarter of fiscal 2000. (See Note 12.) Based on these considerations, management believes the Company will be able to meet its obligations through fiscal 2000 and continue as a going concern.

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

                      RESTAURANT TEAMS INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS


     In the event of default, as defined by the agreement, the investors may consider the Convertible Debentures to be immediately due and payable in cash, at an amount equal to the number of shares issuable upon conversion, including related discounts as described above, multiplied by the closing bid price on the day immediately preceding the notice of default. An even of default could result in the Company paying amounts to the investors in excess of the amounts recorded on the balance sheet.

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

     During 1998, the investors made two conversions of principal totaling $657,000, plus accrued interest. The Company issued 408,388 shares of common stock in connection with the conversions. As of December 1, 1999 the Company has issued 5,000,000 shares of common stock into escrow to be applied toward future conversions. No additional conversions have been made through December 31, 1999.

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

7.       INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax assets (liabilities) are as follows:


                                                                                                       DECEMBER 31,
                                                                                                         1999

         Deferred tax assets:
             Deferred rent                                                                               $

             Net operating loss



        Total deferred tax assets
        Valuation allowance for deferred tax assets
              Net deferred tax assets
              Deferred tax liabilities:
              Property and equipment
              Loan costs


                          Total deferred tax liabilities

                          Net deferred tax asset (liability)                                             $
                                                                                                               =
     The  Company  has a net  operating  loss  of  approximately  $1,000,000  at
     December 31, 1999,  which may be applied to reduce  future  taxable  income through the year 2000.

     The provision (benefit) for income taxes consists of the following:

                                                                                            YEAR ENDED DECEMBER 31,
                                                                                              1998          1999

             Federal income tax:
             Current provision (benefit)                                                   $             $  (46,830)
             Deferred provision (benefit)                                                                   (74,410)
                                                                                                         ----------
                                                                                           $ (000,000)   $ (121,240)
                                                                                           ===========   ===========






                      RESTAURANT TEAMS INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS

     The reconciliation between the expected tax at the federal U.S. corporate tax rate and the Company's consolidated actual tax is as follows:


                                                                                       YEAR ENDED DECEMBER 31,
                                                                                       1998               1999

        (Loss) income before income taxes                                                  $            (1,441,543)
                U.S. corporate tax rate                                                                         34
                                                                                                        -----------
                Expected (benefit) e                                                                      (490,125)
                Effects of permanent differences on the current
                and deferred provisions                                                                    358,868
                Other                                                                                      (44,567)
                                Actual (benefit) expense                                   $            $ (175,824)
                                                                                           =======      ===========


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

     The Company currently leases three restaurant facilities to other operators under non-cancellable lease agreements, having terms that expire at various dates through 2015. Assets subject to these leases totaling approximately $2,816,000 and related accumulated depreciation of $139,000 are included in property and equipment at December 31, 1999. Total rental income of approximately $115,000 and $42,000 in 1999 and 1998, respectively, is included in other restaurant operating expenses.

     Future minimum lease commitments and rentals at December 31, 1999 under operating leases having an initial or remaining noncancellable term of one year or more are:


                                                LEASE              LEASE
                                              COMMITMENTS          RENTALS
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



                      RESTAURANT TEAMS INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS



     A summary of the Company's outstanding stock option transactions is as follows:


                                                                       YEAR ENDED DECEMBER 31,
                                                                       -----------------------

                                                                  1999                       1998
                                                                 -----                       ----
                                                               Weighted                    Weighted
                                                                Average                    Average
                                                               Exercise                    Exercise
                                                 Shares         Price        Shares          Price

      Outstanding at beginning of year           697,072         $ 2.45      647,072        $ 2.47
           Granted                                     -              -       50,000          2.13
           Exercised                                   -              -            -             -
           Forfeited                                                  -                          -
                                                  ------                     -------

      Outstanding at end of year                 697,072         $ 2.45      697,072        $ 2.45

      Options exercisable at end of year         697,072         $ 2.45      697,072        $ 2.45
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



                      RESTAURANT TEAMS INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS


                                                                    YEAR ENDED DECEMBER 31,
                                                                    -----------------------
                                                                     1999             1998

         Net loss - as reported                                  $(2,061,994)    $ (1,320,303)

         Net loss - pro forma                                     (2,061,924)      (1,635,283)
         Income (loss) per common share - as reported                   (.28)            (.21)
         Loss per common share - pro forma                              (.28)            (.26)



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

     Pending Acquisition

     In 1999, the Company entered into a definitive agreement to acquire all the outstanding common stock of the Fatburger Corporation ("Fatburger"), a restaurant chain currently operating thirteen company-owned restaurants in the Los Angeles, California market with twenty-two franchised restaurants in Southern California and Las Vegas, Nevada which operate under the Fatburger brand name, for $8,100,000 in cash, of which $1,500,000 has been paid as of December 31, 1999. As of December 31, 1999, the Company has capitalized an additional $2,462,000 relating to consulting, legal and other direct costs incurred in connection with this acquisition.

     On April 9, 2000, the Company entered into a joint venture agreement with JD Enterprises, L.L.C. ("JDE") to fund the remaining purchase price and pay certain costs incurred by Fatburger's owner. Terms of the agreement call for (a) the Company to secure $3,000,000 in Senior Debt financing for Newco, and (b) JDE to pay $2,000,000 and secure Subordinate loan financing of $2,000,000. Proceeds of this funding in excess of that required to close the Fatburger transaction totaling $525,000 will be retained for working capital purposes. Upon closing the Fatburger transaction, all of the acquired assets of Fatburger will be assigned to a newly-incorporated holding company ("NEWCO") of which the Company will own thirty-three percent and JDE sixty-seven percent of the issued and outstanding common stock. The Company intends to enter into a Development Agreement with NEWCO granting the Company exclusive rights to franchise Fatburger restaurants in Texas and Georgia and the first right of refusal for South Carolina.

     The Company anticipates completing its acquisition of Fatburger during the second quarter of 2000, but can not be assured when, if ever, the acquisition will be completed.

     Acquisitions Completed After Year-End 1999 In February 2000, the Company made the following acquisitions:

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