Form 10QSB
period 2000-03-31
RESTAURANT TEAMS INTERNATIONAL INC
filed 2000-05-22
CIK 921066

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
                                                 --------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from                to
                                          ---------------   ---------------

                        Commission file number 001-13559
                                               ---------


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Number of shares outstanding of each of the issuer's classes of common stock, as of May 15, 2000: 10,661,066 shares of common stock, par value $.01.





                      RESTAURANT TEAMS INTERNATIONAL, INC.

                                                                                                  Page  No.
                                                                                                  ---------

PART I         FINANCIAL INFORMATION..........................................................       2

Item 1.        Financial Statements...........................................................       2
               --------------------

               Condensed Balance Sheets for the Periods
               Ended March 31, 2000 and December 31, 1999.....................................       2

               Condensed Statements of Operations For the Three Month Periods
               Ended March 31, 2000 and March 31, ............................................       4

               Condensed Statements of Cash Flows for the Three Month
               Periods Ended and March 31, 2000 March 31, 1999 ...............................       5

               Notes to Interim Condensed Financial Statements .................... ..........       7

Item 2.        Management's Discussion and Analysis of

               Financial Condition and Results of Operations..................................       8
               ---------------------------------------------


PART II        OTHER INFORMATION..............................................................       10

Item 2.        Changes in Securities..........................................................       10
               ---------------------

Item 4.        Submission of Matters to a Vote of Security Holders............................       10
               ---------------------------------------------------

Item 6.        Exhibits and Reports on Form 8-K...............................................       10
               --------------------------------

Signatures     ...............................................................................       11

Exhibit Index  ...............................................................................       12




                          PART 1 - FINANCIAL STATEMENTS

Item 1:  FINANCIAL STATEMENTS

                      Restaurant Teams International, Inc.
                            Condensed Balance Sheets

                                                     Dec. 31, 1999   March 31, 2000
                                                        (Audited)      (Unaudited)

ASSETS

CURRENT ASSETS

         Cash                                        $     2,521     $    96,564
         Trade accounts receivable                          --           498,070
         Inventories                                      13,690         124,294
         Prepaid Expenses                                 18,657          18,657
         Federal Income Tax Receivable                    38,030          38,030
                                                     -----------     -----------
                  Total Current Assets                    72,898         775,615

PROPERTY AND EQUIPMENT, net                            3,608,114       4,156,272

NOTE RECEIVABLE                                             --            37,444

GOODWILL, net                                               --         2,931,560

OTHER ASSETS

         Assets Held for Sale, net                     1,844,586       1,844,586
         Acquisition costs of
            Fatburger (pending)                        3,861,632       3,906,632
Debenture issuance costs, net                             62,150          51,800


                  TOTAL ASSETS                       $ 9,449,380     $13,703,909
                                                     ===========     ===========






See accompanying notes to these condensed financial statements.



                      Restaurant Teams International, Inc.
                            Condensed Balance Sheets

                                                                 Dec. 31, 1999    March 31, 2000
                                                                   (Audited)       (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

         CURRENT LIABILITIES

                  Accounts payable                                      76,324         207,512
                  Accrued expenses and other liabilities               430,997         765,422
                  Income taxes payable                                  10,000          10,000
                  Notes payable                                           --           350,000
                  Current portion of long-term debt                    719,380         708,286
                                                                  ------------    ------------
                           Total current liabilities                 1,236,701       2,041,226

         LONG-TERM DEBT, net of current portion                      1,328,276       1,315,106

         DEFERRED LIABILITIES                                           24,819          24,819

         CONVERTIBLE DEBENTURES, less discount                       2,227,846       2,244,036

         STOCKHOLDERS' EQUITY

              Preferred stock, $.01 par value, no shares issued           --              --
              Preferred stock - Series A, $.01 par value,
                  no shares issued                                        --              --
              Common stock, $.10 Par Value,
                  14,661,066 outstanding 12/31/99
                  15,661,066 outstanding 3/31/00                       149,416         159,415
              Additional paid-in capital                             8,921,335      11,861,335
         Treasury stock, 280,440shares, at cost                       (761,150)       (761,150)
              Accumulated deficit                                   (3,311,120)     (2,814,129)
              Notes receivable - related parties                      (366,743)       (366,743)
                                                                  ------------    ------------
                      Total Stockholders' equity                     4,631,738       8,078,728

                      TOTAL LIABILITIES AND

                      STOCKHOLDERS' EQUITY                        $  9,449,380    $ 13,703,909
                                                                  ============    ============





See accompanying notes to these condensed financial statements.
                                                                               3



                      Restaurant Teams International, Inc.
                       Condensed Statements of Operations

                                                             Three Months Ended
                                                                   March 31
                                                                 (Unaudited)

                                                               2000           1999
                                                               ----           ----

REVENUES

     Restaurant sales                                    $  1,434,598    $  1,264,726
     Regulatory services                                      629,246            --
     Rental income                                             78,662            --
                                                         ------------    ------------
         Total revenues                                     2,142,506       1,264,726

OPERATING COSTS AND EXPENSES

         Cost of sales                                        431,660         334,565
         Labor and benefits                                   581,370         449,990
         Other operating expenses                             231,680         158,759
         General and administrative expenses                  150,101          75,744
         Depreciation expense                                  98,535          66,000
         Amortization expenses                                 18,444            --
                                                         ------------    ------------
                  Total operating costs and expenses        1,511,786       1,085,058

                  Operating income                            630,720         179,668

NON - OPERATING INCOME (EXPENSE)

         Interest expense                                    (161,869)       (160,481)
         Gain on sales of assets                               28,140            --
         Acquisition costs                                       --          (188,288)
                                                         ------------    ------------
                  Total non-operating income (expense)       (133,729)       (348,769)

NET INCOME (LOSS)                                        $    496,991    $   (169,101)
                                                         ============    ============

NET INCOME (LOSS) PER COMMON SHARE - basic               $       0.05    $      (0.02)
                                                         ============    ============

NET INCOME (LOSS)LOSS PER COMMON SHARE - diluted         $       0.04    $      (0.02)
                                                         ============    ============

WEIGHTED AVERAGE COMMON

         SHARES OUTSTANDING - basic                        10,145,000       7,036,000
                                                         ============    ============

WEIGHTED AVERAGE COMMON

         SHARES OUTSTANDING - diluted                      13,885,000       7,036,000
                                                         ============    ============

See accompanying notes to these condensed financial statements.



                      Restaurant Teams International, Inc.
                       Condensed Statements of Cash Flows

                                                                          March 31,2000    March 31, 1999
                                                                            (Unaudited)     (Unaudited)
                                                                          -------------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES:

         Net Income (loss)                                                $   496,991       (169,101)

         Adjustments to reconcile net income (loss) to
           net cash provided  by
              (used in) operating activities:

                  Depreciation and amortization                               116,975         66,000
                           Amortization of discount and issuance
                             costs of the convertible debenture                26,540         64,450
                  Gain on sale of assets                                      (28,140)          --
                  Net change in operating assets and liabilities:
                           Increase in accounts receivable                   (498,070)          --
                           Increase in inventories                            (30,604)        (8,083)
                           Increase in prepaid expenses                          --          (67,500)
                           Increase (decrease) accounts payable               131,188        (25,411)
                           Increase (decrease) accrued expenses
                              and other liabilities                           113,543        (41,134)
                                                                          -----------    -----------
                   Net cash provided by (used in) operating activities        328,423       (180,779)

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of property and equipment                                 (180,116)      (108,337)
         Proceeds from sale of property and equipment                          70,000
         Payments in connection with acquisition of Fatburger (pending)       (45,000)    (1,125,000)
         Payments in connection with current acquisitions                    (350,000)          --
         Decrease in notes receivable from related parties, net                  --          162,000
         Cash acquired in current acquisitions                                 20,000           --
                                                                          -----------    -----------
                   Net cash used in investing activities                     (485,116)    (1,071,337)

CASH FLOWS FROM FINANCING ACTIVITIES:
         Principal payments of long-term debt                                 (24,264)        (3,182)
         Proceeds from issuance of note payable                               275,000           --
                   Net cash provided (used in) financing activities           250,736         (3,182)

NET INCREASE (DECREASE) IN CASH                                               94,043     (1,255,298)

CASH AT BEGINNING OF PERIOD                                                     2,521      1,606,245
                                                                          -----------    -----------

CASH AT END OF PERIOD                                                     $    96,564    $   350,947
                                                                          ===========    ===========



See accompanying notes to these condensed financial statements.



                      Restaurant Teams International, Inc.

                       Condensed Statements of Cash Flows

                                                                             March 31, 2000        March 31, 1999
                                                                              (Unaudited)           (Unaudited)


NON-CASH INVESTING AND FINANCING TRANSACTIONS:
         Common stock and note payable issued in connection
                  with the acquisition of Regulatory Solutions Inc.           $ 3,025,000             $        -

         Note payable issued and accrued liability incurred in
                  connection with the acquisition of Tanner's assets              220,882                     -

         Note receivable accepted in connection with the sale
                  of property and equipment                                        37,444                      -

         Property and equipment acquired in connection with the
                  default of a related party note receivable                            -                306,498




                      Restaurant Teams International, Inc.

                 Notes To Interim Condensed Financial Statements

                        For the Three Month Period Ended

                                 March 31, 2000

                                   (Unaudited)



Note 1.    Basis of Presentation

           The balance ofRestaurant Teams International, Inc. (the "Company") sheet as of March 31, 2000 and the statements of operations for the three month period s ended March 31, 2000 and March 31, 1999 were taken from the Company's books and records without audit. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring accruals) which are necessary to properly reflect the financial postion of the Company as of March 31, 2000 and the results of operations for the three month periods ended March 31, 2000 and March 31, 1999.

           The condensed financial statements refered to above, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The Company operates one restaurant under the name Street Talk Cafe, Tenner's Corner Grill Restaurant and owns four other facilities which it leases to other operators.

           These operating results are not necessarily indicative of the results expected for the full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principals have been omitted pursuant to such rules and regulations. The notes to the condensed financial statements should be read in conjunction with the notes to the financial statements contained in the Form 10-KSB filed on April 14, 2000. Company management believes that the disclosures are sufficient for interim financial reporting purposes.

Note 2.    Acquisitions

           In February and March of 2000 the Company made two acquisitions. The first acquisition was an asset purchase of substantially all of the assets of the bankrupt subsidiaries of Hartan, Inc. dba Tanner's Restaurants whereby the Company paid $325,000 in cash and $220,882 in acquisitions cost. The second acquisition was a stock purchase whereby the Company obtained 100% of the stock of Regulatory Solutions, Inc. ("RSI") in exchange for one hundred thousand dollars ($100,000) cash , one million shares of the Company's common stock at closing, and one million dollars ($1,000,000) worth of the Company's common stock on the first and second anniversary of the acquisition.



           These acquititions were accounted for under the purchase method of accounting and, accordingly, their results of operations are included in the financial statements as of the acquitition dates: The Company has allocated the excess purchase price over the fair value of net tangible assets acquired, totaling $2,950,000, to goodwill and in amortizing this amount on a stright-line basis over twenty years.

           The following pro forma information has been prepared as if the acquisitions of Tanner's and RSI had occurred at the beginning of the respective periods. Such information is not necessarily reflective of the actual results that would have occurred had the acquisitions occurred on those dates:


                                                      Three Months Ended
                                                           March 31
                                                         (Unaudited)
                                                  2000                1999
                                                  ----                ----
        Revenues                                $3,126,036         $3,512,906

        Net incoome (loss)                      $  720,181         $(596,298)

        Net income (loss) per share                   $.07             $(.09)


Note 3.    Segment Information

           The Company applies Statement of Financial  Accounting  Standards No.
           131,  "Disclosures  about  Segments  on  an  Enterprise  and  Related
           Information", which establishes standards for reporting information about operating segments in financial statements. The Company's business segments for the periods covered are comprised of a Restaurant Division, Regulatory Division, Real Estate Division, and
           Corporate Division.

           Summarized segment information as of and for the three month period ended March 31, 2000 is as follows:


                                                              March 31, 2000

Assets

           Restaurant Division                                $  1,626,351
           Regulatory Services                                   3,538,978
           Real Estate                                           4,478,935
           Corporate                                             4,059,645
                                                              ------------
                  Total Assets                                  13,703,909

Sales

           Restaurant Division                                   1,434,598
           Regulatory Division                                     629,246
           Real Estate                                              78,662
           Corporate                                                     0
                                                              ------------
                  Total Sales                                     2,142,506

Operating Income (Loss)

           Restaurant Division                                     323,111
           Regulatory Division                                     407,634
           Real Estate                                              78,662
           Corporate                                              (178,687)
                                                              ------------
                  Total operating income (loss)                    630,720

Information for the three month period ended March 31, 1999 has not been provided since the Company principally operated in a single reportable segment during that period.







Note 4.    Earnings (Loss) per share

           Basic  earnings  (loss) per share (EPS) is calculated by dividing the net income or loss by the weighted  average  number of common  shares outstanding  during the period.  Diluted EPS reflects  the  potential dilution that could occur if  securities or other  contracts to issue common stock were exercised or converted into common stock. Potential
           dilution  is  not   assumed  to  occur  when  the  effect   would  be
           anti-dilutive (e.g., reduced loss per share).

           Included in the diluted weighted average shares calculation are 3,740,000 shares represented by the convertible A and B debentures.

Note 5.    Prior Period Adjustments and Restatements

           Certain   errors,   resulting   in  both   the   understatement   and
           overstatement of previously reported assets, liabilities,  income and expenses as of, and for the three month period ended,  March 31, 1999 resulted in the following changes to total assets, total liabilities, beginning accumulated deficit and net income:

                                   Total                  Total               Accumulated                Net
                                   Assets              Liabilities              Deficit                Income
                                                                                                        (Loss)
                                -----------           -----------            -----------             -----------

As previously reported          $8,997,705            $4,884,459             $  912,190              $ 153,726

Incorrect recognition of
a gain on the sale of assets       306,498              1,93,502                193,502               (193,502)

Understatement of
amortization in
connection with debenture
issuance costs and discounts       (33,163)               31,287                 64,450                (64,450)

Understatement
of accrued interest expense           -                   34,875                 34,875                (34,875)

Understatement of
depreciation expense               (30,000)                 -                    30,000                (30,000)
                                -----------           -----------            -----------             -----------
As restated                     $8,934,542            $5,144,123             $1,235,017              $(169,101)
                                ===========           ===========            ===========             ===========


Earnings per share results previously reported for the three month period ended March 31, 1999 have been restated as a result of the items identified above as follows:

                                                                Three Month
                                                                Period Ended
                                                                March 31, 1999
                                                                --------------

Net income per share as previously reported                     $    0.02
Effect of corrections of errors                                     (0.04)
                                                                -----------
Net loss per share as restated                                  $   (0.02)
                                                                ===========

Item 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

         This Quarterly Report on Form 10-QSB includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which can be identified by the use of forward-looking terminology such as, "may", "believe", "expect", "intend", "anticipate", "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. All statements other than statements of historical fact included in this Form 10-QSB, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors with respect to any such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed in this Form 10-QSB, including, without limitation, in conjunction with the forward-looking statements included in this Form 10-QSB, and in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, but are not limited to, the newness of the Company, the need for additional capital and additional financing, the Company's limited restaurant base, lack of geographic diversification, the risks associated with expansion, a lack of marketing experience and activities, risks of franchising, seasonability, the choice of site locations, development and construction delays, need for additional personnel, increases in operating and food costs and availability of supplies, significant industry competition, government regulation, insurance claims and the ability of the Company to meet its stated business goals. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

         The following discussion of the results of operations and financial condition should be read in conjunction with the Financial Statements and related Notes thereto included herein.

Overview

The Company was organized in June 1990 as Bosko's, Inc. under the laws of the State of Delaware. In November 1992 the Company changed its name to Fresh'n Lite, Inc., and in November 1995 the Company merged into a Texas corporation also bearing the name Fresh'n Lite, Inc. On September 15, 1998 the Company changed its name to Restaurant Teams International, Inc. to more accurately reflect the direction management is taking with respect to positioning the Company as a multi-concept holding company. The Company currently owns and operates seven Tanner's Corner Grills in Atlanta, GA, one Street Talk Cafe restaurants in The Colony, Texas, and Regulatory Solutions, Inc. of Richardson, Texas.

Results of Operations

Comparison of three month period ended March 31, 1999 and March 31, 2000.

         Revenues. Operating revenues for the three month period ended March 31, 1999 were $1,264,726, with an operating income of $179,668.

         Operating revenues for the three month period ended March 31, 2000 were $2,142,506, a 69% increase from 1999, with an operating profit of $630,720. The 69% increase in revenues over 1999 is attributed to the acquisition of the Tanner's restaurants in Atlanta, GA and Regulatory Solutions of Richardson, Texas.

         Costs and Expenses. Costs and expenses for the three month period ended March 31, 2000 increased by $426,728 or 39.3% to $1,511,786 as compared to $1,085,058 for the corresponding period ended March 31, 1999. This was primarily due to the operating expenses associated with the acquisitions. General and Administrative Costs for the three month period of 2000 increased by 90% to $150,101 as compared to $75,744 in 1999. This increase was primarily due to the development of infrastructure in anticipation of the future growth and acquisitions. Additionally the Company realized increased professional fees associated with the proposed acquisition of the Fatburger and the completed acquisitions of the Tanner's chain and Regulatory Solutions.

         Net Income. The Company had a net income for the three month period ended March 31, 2000 of $496,991 compared to net loss of $169,101 for the same period in 1999, representing $.05 and <$.02> per share, respectively

Liquidity and Capital Resources

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

                           PART II - OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

         (a) Hereafter set forth as an exhibit to the Form 10-QSB of Restaurant Teams International, Inc. is the following exhibit:

                  No.               Description of Exhibit
                  ---               ----------------------

                  27                Financial Data Schedule

         (b)      Current Reports on Form 8-K:

         The Company filed the following 8-K reports which are incorporated herein by reference.

        January  6, 2000        Announcement of lawsuit initiated by the Compan
                                against FB Holding Corp.

        January  6,  2000       Announcement by the Company of the retention of
                                Hein and Associates to serve as the Company's independent auditors.

        March 7, 2000           Announcement by the Company of the Tanner's and
                                Regulatory Solutions acquisitions.

        March 14, 2000          Announcement by the Company of a law suit filed
                                against it by Oxford Holdings, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Restaurant Teams International,Inc.
                              (Registrant)


Date:  May 22, 2000           By:    /s/ Stanley L. Swanson
                                     ----------------------
                                     Stanley L. Swanson, Chief Executive Officer
                                     (Duly Authorized Signatory)


Date:  May 22, 2000           By:    /s/ Curtis A. Swanson
                                     ---------------------
                                     Curtis A. Swanson, Chief Financial Officer
                                       and Executive Vice President

                                     (Duly Authorized Signatory)

                                  EXHIBIT INDEX

No.               Description of Exhibit

27                Financial Data Schedule