Form 10QSB
period 2000-06-30
RESTAURANT TEAMS INTERNATIONAL INC
filed 2000-08-21
CIK 921066

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                                                 -------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from                   to
                                          -----------------    -----------------

                        Commission file number 001-13559
                                               ---------


                      Restaurant Teams International, Inc.
                      ------------------------------------
                 (Name of small business issuer in its charter)

              Texas                                      75-2337102
 (State of other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

     911 N.W. Loop 281, Suite 111, Longview, Texas                  75604
       (Address of principal executive offices)                  (Zip Code)

                    Issuer's telephone number (903) 758-2811


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Number of shares outstanding of each of the issuer's classes of common stock, as of August 15, 2000 : 14,261,340 shares of common stock, par value $.01.

                      RESTAURANT TEAMS INTERNATIONAL, INC.

                                                                        Page No.
                                                                        --------

PART I     FINANCIAL INFORMATION........................................    2

Item 1.    Financial Statements.........................................    2
           --------------------

           Condensed Balance Sheet for the Six Month Period
           Ended June 30, 2000..........................................    2

           Condensed Income Statement For Three Month and
           Six Month Periods Ended June 30, 1999 and June 30, 2000  ....    4

           Condensed Statement of Cash Flows for the Six Month
           Periods Ended June 30, 1999 and June 30, 2000................    5

           Notes to Interim Condensed Financial Statements (Unaudited)..    6

Item 2.    Management's Discussion and Analysis of
           ---------------------------------------
           Financial Condition and Results of Operations................    7
           ---------------------------------------------


PART II    OTHER INFORMATION............................................    9

Item 2.    Changes in Securities........................................    9
           ---------------------

Item 4.    Submission of Matters to a Vote of Security Holders..........    9
           ---------------------------------------------------

Item 6.    Exhibits and Reports on Form 8-K.............................    9
           --------------------------------

Signatures        ......................................................   10

Exhibit Index     ......................................................   11

                          PART 1 - FINANCIAL STATEMENTS

Item 1:  FINANCIAL STATEMENTS

                      Restaurant Teams International, Inc.
                             Condensed Balance Sheet
                         For The Six Month Period Ended
                                  June 30, 2000

                                            December 31,1999     June 30, 2000
                                               (Audited)          (Unaudited)
         ASSETS

         CURRENT ASSETS

Cash                                           $    2,521         $
Trade accounts receivable                               -
Prepaid Expenses                                   18,657
Inventory                                          13,690
Federal Income Tax Receivable                      38,030
                                               ----------         ----------
         Total Current Assets                      72,898

         PROPERTY AND EQUIPMENT, net            3,608,114

         NOTE RECEIVABLE                                -

         GOODWILL, net                                  -


         OTHER ASSETS

Assets Held for Sale, Net                       1,844,586
Fatburger Acquisition (Pending)                 3,861,632
Debenture issuance costs                           62,150


         TOTAL ASSETS                           9,449,380



                      Restaurant Teams International, Inc.
                             Condensed Balance Sheet
                         For The Six Month Period Ended
                                  June 30, 2000

                                                                 December 31, 1999    June 30, 2000
                                                                      (Audited)        (Unaudited)
LIABILITIES AND SHAREHOLDER EQUITY

CURRENT LIABILITIES
     Accounts payable                                               $     76,324      $
     Accrued expenses and other liabilities                              430,997
     Income tax payable                                                   10,000
     Notes payable                                                             -
     Current portion of long term debt                                   719,380
                                                                    ------------      ------------
              Total Current Liabilities                                1,236,701

LONG TERM DEBT, net of current portion                                 1,328,276

DEFERRED LIABILITIES                                                      24,819

CONVERTIBLE DEBENTURE, less discount                                   2,227,846


STOCKHOLDERS EQUITY
     Preferred stock, $.01 par value, no shares issued                         -
     Preferred stock - Series A, $.10 par value,
         No shares issued                                                      -
     Common Stock, $.01 Par Value,
         9,661,066 outstanding 12/31/99
         14,261,340 outstanding  8/15/00                                 149,416
     Additional paid in capital                                        8,921,335
     Treasury stock, 280,440 shares, at cost                            (761,150)
     Accumulated deficit                                              (3,311,120)
                                                                    ------------   ------------
     Notes receivable - related parties                                 (366,743)

         Total Shareholders Equity                                     4,631,738

     TOTAL LIABILITIES AND
     STOCKHOLDERS EQUITY                                               9,449,380
