Form 10QSB
period 2000-09-30
RESTAURANT TEAMS INTERNATIONAL INC
filed 2000-11-20
CIK 921066

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000
                                               ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from                 to
                                          ----------------   ----------------

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No[X]

Number of shares outstanding of each of the issuer's classes of common stock, as of October 20, 2000: 19,899,011 shares of common stock, par value $.01.

                      RESTAURANT TEAMS INTERNATIONAL, INC.

                                                                       Page  No.

PART I         FINANCIAL INFORMATION..........................................2

Item 1.        Financial Statements...........................................2
               --------------------

               Condensed Balance Sheets as of

               September 30, 2000 and December 31, 1999.......................2

               Condensed Statements of Operations For the Three and Nine Month Periods Ended September 30, 1999 and September 30, 2000
               (Unaudited)....................................................4

               Condensed Statements of Cash Flows for the Nine Month

               Periods Ended September 30, 1999 and September 30, 2000
               (Unaudited)....................................................5

               Notes to Interim Condensed Financial Statements (Unaudited)....7

Item 2.        Management's Discussion and Analysis of

               Financial Condition and Results of Operations..................8
               ---------------------------------------------


PART II        OTHER INFORMATION.............................................10

Item 2.        Changes in Securities.........................................10
               ---------------------

Item 4.        Submission of Matters to a Vote of Security Holders...........10
               ---------------------------------------------------

Item 6.        Exhibits and Reports on Form 8-K..............................10
               --------------------------------

Signatures     ..............................................................11

Exhibit Index  ..............................................................12

                          PART 1 - FINANCIAL STATEMENTS

Item 1:  FINANCIAL STATEMENTS

                      Restaurant Teams International, Inc.
                            Condensed Balance Sheets

                                        Dec. 31, 1999  September 30, 2000
                                          (Audited)       (Unaudited)
                                         ----------       ----------
ASSETS

CURRENT ASSETS
         Cash                            $    2,521       $      726
         Accounts receivable                   --              9,091
         Inventories                         13,690           38,425
         Prepaid Expenses                    18,657             --
         Marketable securities                 --             33,659
         Federal Income Tax Receivable       38,030           38,030
                                         ----------       ----------
                  Total Current Assets       72,898          119,931

PROPERTY AND EQUIPMENT, net               3,608,114        4,088,481

GOODWILL, net                                  --            145,617

OTHER ASSETS
         Assets Held for Sale, net        1,844,586        1,844,586
         Acquisition costs of
            Fatburger (pending)           3,861,632             --
Debenture issuance costs, net                62,150           24,970
                                         ----------       ----------


                  TOTAL ASSETS           $9,449,380       $6,223,585
                                         ==========       ==========



                      Restaurant Teams International, Inc.
                            Condensed Balance Sheets

                                                           Dec. 31, 1999  September 30, 2000
                                                              (Audited)      (Unaudited)
                                                            ------------    ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

         CURRENT LIABILITIES
                  Accounts payable                                76,324         297,562
                  Accrued expenses and other liabilities         430,997         926,530
                  Income taxes payable                            10,000            --
                  Current portion of long-term debt              719,380       2,389,169
                                                            ------------    ------------
                           Total current liabilities           1,236,701       3,613,261

         LONG-TERM DEBT, net of current portion                1,328,276       1,266,638

         DEFERRED LIABILITIES                                     24,819          24,819

         CONVERTIBLE DEBENTURES, less discount                 2,227,846         690,000

         STOCKHOLDERS' EQUITY
              Preferred stock, $.01 par value                       --              --
              Preferred stock - Series A, $.10 par value,           --              --
              Common stock, $.01 Par Value,                      149,416         201,834
              Additional paid-in capital                       8,921,335      11,353,128
              Treasury stock                                    (761,150)       (761,150)
              Dividend distribution                                 --          (966,341)
              Accumulated deficit                             (3,311,120)     (9,198,604)

              Notes receivable - related parties                (366,743)           --
                                                            ------------    ------------

         Total Stockholders' equity                            4,631,738         628,867

                      TOTAL LIABILITIES AND

                      STOCKHOLDERS' EQUITY                  $  9,449,380    $  6,223,585
                                                            ============    ============





                      Restaurant Teams International, Inc.
                       Condensed Statements of Operations

                                                      Three Months Ended              Nine Months Ended
                                                         September 30                    September 30
                                                     2000            1999            2000           1999
                                                         (Unaudited)                     (Unaudited)
                                               -----------------------------    ----------------------------
REVENUES

     Restaurant sales                              1,065,053    $    238,230    $  4,010,032    $  2,176,684
     Regulatory services                                --              --           629,246            --
     Rental income                                    78,778          45,798         236,102         113,274
                                                ------------    ------------    ------------    ------------


         Total revenues                            1,143,831         284,028       4,875,380       2,289,958

OPERATING COSTS AND EXPENSES

     Cost of sales                                   401,852          51,781       1,332,620         557,990
     Labor and benefits                              594,284          97,687       1,711,434         738,541
     Other operating expenses                        165,084          43,106         726,665         334,039
     General and administrative expenses              23,554         270,453         239,972         346,803
     Bad debt expense                                   --              --           498,070            --
     Depreciation expense                             98,535          79,000         295,605         224,000
     Amortization expense                              5,815            --            61,127            --
     Acquisition costs                             4,156,632            --         4,156,632         188,288
     Inventory write-down  - RSI                        --              --            80,000            --
     Goodwill impairment - RSI                       258,496            --           743,256            --
     Write-off cash advanced - RSI                    29,349            --           198,392            --
                                                ------------    ------------    ------------    ------------

         Total operating costs and expenses        5,733,601         542,027      10,043,773       2,389,661

         Operating loss                           (4,589,770)       (257,999)     (5,168,393)        (99,703)


NON-OPERATING EXPENSE

     Interest expense                                (90,909)       (136,536)       (635,776)       (689,091)
     Loss on sale of assets                         (107,000)           --           (78,861)           --
     Other                                               (91)           --            (4,454)           --
                                                ------------    ------------    ------------    ------------
                  Total non-operating expense       (197,818)       (136,536)       (719,091)       (689,091)

NET LOSS                                        $ (4,787,588)   $   (394,535)   $ (5,887,484)   $   (788,795)
                                                ============    ============    ============    ============

NET LOSS PER COMMON SHARE -

   basic and diluted                            $       (.37)   $       (.05)   $       (.52)   $       (.11)
                                                ============    ============    ============    ============



WEIGHTED AVERAGE SHARES

   OUTSTANDING                                    12,771,155       8,610,500      11,394,316       7,729,150
                                                ============    ============    ============    ============




                      Restaurant Teams International, Inc.
                       Condensed Statements of Cash Flows

                                                                       Sept. 30, 2000  Sept. 30 , 1999
                                                                         (Unaudited)     (Unaudited)
                                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                                        $(5,887,484)      (788,795)

         Adjustments to reconcile net loss to
              net cash provided by (used in) operating activities:
                  Depreciation and amortization                              326,732        196,000
                  Amortization of discount and issuance
                       costs of convertible debenture                        279,800        553,875

                  Stock compensation                                            --           80,000

                  Write down and impairment of RSI assets                    823,256           --
                  Write off of Fatburger acquisition                       4,156,632           --
                  Loss on sale of assets                                      78,861           --
                  Net change in operating assets and liabilities:

                           Increase in accounts receivable                    (9,091)          --
                           Increase in inventories                           (24,735)        25,502

                           Increase in other current assets                  (15,002)          --
                           Increase (decrease) accounts payable
                              and other liabilities                          706,771       (103,658)

                           Other                                             (19,743)       105,290
                                                                         -----------    -----------
                   Net cash provided by (used in) operating activities       415,997       (142,366)

CASH FLOWS FROM INVESTING ACTIVITIES:

         Purchases of property and equipment                                (982,972)      (537,134)
         Proceeds from sale of property and equipment                        100,000           --
         Payments in connection with acquisition of Fatburger                   --       (2,130,862)
         Payments in connection with current acquisitions                   (225,000)          --
         Decrease in notes receivable from related parties, net                 --          827,000
                                                                         -----------    -----------


                           Net cash used in investing activities          (1,107,792)    (1,840,996)

CASH FLOWS FROM FINANCING ACTIVITIES:

         Sale of common stock / debenture                                       --        1,014,889
         Principal payments of long-term debt                                   --       (1,046,492)
         Proceeds from issuance of note payable                              690,000        500,000
                                                                         -----------    -----------
         Net cash provided (used in) financing activities                    690,000        468,397

NET INCREASE  (DECREASE) IN CASH                                              (1,795)    (1,514,965)

CASH AT BEGINNING OF PERIOD                                                    2,521      1,606,245
                                                                         -----------    -----------


CASH AT END OF PERIOD                                                    $       726    $    91,280
                                                                         ===========    ===========


                      Restaurant Teams International, Inc.
                 Notes To Interim Condensed Financial Statements

                         For the Nine Month Period Ended
                               September 30, 2000

                                   (Unaudited)

Note 1.    Basis of Presentation

           The condensed financial statements of Restaurant Teams International, Inc. (the "Company") as of September 30, 1999 and September 30, 2000 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. However, these operating results are not necessarily indicative of the results expected for the full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principals have been omitted pursuant to such rules and regulations. The notes to the condensed financial statements should be read in conjunction with the notes to the financial statements contained in the Form 10-KSB filed on April 15, 2000. Company management believes that the disclosures are sufficient for interim financial reporting purposes.

Note 2.    Pro-Forma disclosure regarding acquisitions

           In February and March of 2000 the Company made two acquisitions. The first acquisition was an asset purchase of substantially all of the assets of the bankrupt subsidiaries of Hartan, Inc. dba Tanner's Restaurants whereby the Company paid $325,000 in cash and incurred $220,882 in acquisitions cost. The second acquisition was a stock purchase whereby the Company obtained 100% of the stock of Regulatory Solutions, Inc. ("RSI") in exchange for $100,000 cash , one million shares of the Company's common stock at closing, and $1,000,000 worth of the Company's common stock on each of the first and second anniversary of the acquisition.

           During the second quarter of fiscal year 2000, the former owners of RSI filed a motion with the court to rescind the acquisition. The motion was denied, however, the Company does not currently have operational control of RSI. Therefore, the Company has written off the RSI assets and impaired the goodwill to the value of the stock that would be returned if the transaction were rescinded. The total charges to operations for these items are $287,845 and $1,519,718 for the three and nine months ended September 30, 2000.

           The following pro forma information has been prepared as if the acquisition of Tanner's had occurred at the beginning of 1999. Such information is not necessarily reflective of the actual results that would have occurred had the acquisitions occurred on that date:

                      Restaurant Teams International, Inc.
                         Pro-forma Financial Statements

                                                  Nine Months Ended
                                                  September 30, 1999
                                                    (Unaudited)

           Revenues                                    $   9,409,000
           Net loss                                    $  (2,086,000)
           Net loss per share                          $        (.27)



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

           Summarized segment information as of September 30, 2000 and for the three and nine month periods ended September 30, 2000 is as follows:

                                                  September 30, 2000
                                                  ------------------

Assets

           Restaurant Division                       $    656,370
           Regulatory Services                            145,617
           Real Estate                                  4,492,323
           Corporate                                      929,275
                                                     ------------
                  Total Assets                          6,223,585

Sales                                              Nine Months Ended         Three Months Ended
                                                   September 30, 2000        September 30, 2000
                                                   ------------------        ------------------
           Restaurant Division                       $ 4,010,032               $ 1,065,053
           Regulatory Division                           629,246                       --
           Real Estate                                   236,102                    78,778
                                                     -----------               -----------
                           Total Sales                 4,875,380                 1,143,831

Operating Income (Loss)

           Restaurant Division                           416,837                   (71,206)
           Regulatory Division                        (1,512,226)                 (287,845)
           Real Estate                                    78,947                    26,393
           Corporate                                  (4,151,951)               (4,257,112)
                                                     ------------               -----------
                  Total operating income (loss)       (5,168,393)               (4,589,770)


           Information for the nine month period ended September 30, 1999 has not been provided since the Company principally operated in a single reportable segment during that period.

Note 4.    Prior Period Adjustments and Restatements

           Certain errors, resulting in both the understatement and overstatement of previously reported assets, liabilities, income and expenses as of September 30, 1999, and for the nine month period ended, September 30, 1999 resulted in the following changes to total assets, total liabilities, beginning accumulated deficit and net income:



                                                                                                               Net
                                                       Total             Total           Accumulated          Income
                                                       Assets          Liabilities         Deficit            (Loss)
                                                       ------          -----------          -------            ------
      As previously reported                       $  9,318,569       $  4,189,578        $  911,334          $  154,582

      Incorrect recognition of a gain on
        the sale of assets                                   -             193,502           193,502            (193,502)

      Understatement of
        amortization in connection
        with debenture issuance
        costs and discounts
                                                        (99,489)            93,861           193,350            (193,350)
      Understatement of accrued
        interest expense                                     -             104,625           104,625            (104,625)

      Beneficial conversion feature
        to loans                                             -                  -            255,900            (255,900)

      Stock compensation                                     -                  -             80,000             (80,000)

      Understatement of
        depreciation expense                           (116,000)                             116,000            (116,000)
                                               ----------------   ----------------  ----------------    ----------------


      As restated                                  $  9,103,080  $      4,581,566  $       1,854,711  $        (788,795)
                                               ================  ================  =================  ==================


     Earnings per share results previously reported for the nine month period ended September, 1999 have been restated as a result of the items identified above as follows:

                                                           Nine Month
                                                          Period Ended
                                                       September 30, 1999

     Net income per share as previously reported       $        0.02
     Effect of corrections of errors                           (0.13)
                                                       -------------

     Net loss per share as restated                    $       (0.11)
                                                       =============

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

Overview

The Company was organized in June 1990 as Bosko's, Inc. under the laws of the State of Delaware. In November 1992 the Company changed its name to Fresh'n Lite, Inc., and in November 1995 the Company merged into a Texas corporation also bearing the name Fresh'n Lite, Inc. On September 15, 1998 the Company changed its name to Restaurant Teams International, Inc. to more accurately reflect the direction management is taking with respect to positioning the Company as a multi-concept holding company. The Company currently owns and operates theTanner's Corner Grills in Atlanta, GA, one Street Talk Cafe restaurants in The Colony, Texas, and Regulatory Solutions, Inc. of Richardson, Texas.

Results of Operations

Comparison of nine month period ended September 30, 1999 and September 30, 2000.

         Revenues. Operating revenues for the nine month period ended September 30, 1999 were $2,289,958 with an operating loss of $99,703.

         Operating revenues for the nine month period ended September 30, 2000 were $ 4,875,380, a 112% increase from 1999, with an operating loss of $5,168,393. The 112% increase in revenues over 1999 is attributed to the acquisition of the Tanner's restaurants in Atlanta, GA.

         Costs and Expenses. Costs and expenses for the nine month period ended September30, 2000 increased by $7,654,112or 320% to $10,043,773as compared to $2,389,661 for the corresponding period ended September 30, 1999. This was primarily due to the expenses associated with the impairments to the Regulatory Solutions transaction and to the costs of the Fatburger acquisition
($4,156,632), which was abandoned in the third quarter of 1999. General and Administrative Costs for the same period in 2000 decreased by 31% to $239,972 as compared to $346,803 in 1999. This decrease was primarily due to a reduction in professional fees.

         Net Loss. The Company had a net loss for the nine month period ended September 30, 2000 of $5,887,484 compared to net loss of $788,795 for the same period in 1999, representing ($.52) and ($.11) per share, respectively. The net loss is attributed almost exclusively to two factors. Number one, the company has written off all costs, expenses, and deposits, associated with the Fatburger acquisition in the amount of $4,156,632 and number two, the company recognized impairments and write downs to the Regulatory Solutions acquisition in the amount of $1,519,718.

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

         At September 30, 2000, the Company has negative working capital of $3,823,444, the majority of which represents the remaining balance of the aforementioned debentures, which are due in May and June 2001. The Company will need to convert these debentures to stock and/or raise additional capital to be able to realize its assets and satisfy its liabilities in the normal course of business.


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

                                 Restaurant Teams International,Inc.
                                 (Registrant)


Date:    November 20, 2000       By: /s/ Stanley L. Swanson
                                     ----------------------
                                     Stanley L. Swanson, Chief Executive Officer
                                     (Duly Authorized Signatory)


Date:    November 20, 2000       By: /s/ Curtis A. Swanson
                                     ---------------------
                                     Curtis A. Swanson, Chief Financial Officer
                                     and Executive Vice President
                                     (Duly Authorized Signatory)

                                  EXHIBIT INDEX


No.               Description of Exhibit
---               ----------------------
27                Financial Data Schedule