Form 10QSB/A
period 2000-06-30
RESTAURANT TEAMS INTERNATIONAL INC
filed 2000-11-21
CIK 921066

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB/A

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                                                 -------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from               to
                                          -------------    -------------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No[X]

Number of shares outstanding of each of the issuer's classes of common stock, as of August 15, 2000 17,356,638 shares of common stock, par value $.01.

                      RESTAURANT TEAMS INTERNATIONAL, INC.


                                                                        Page No.
                                                                        --------

PART I        FINANCIAL INFORMATION...................................      2

Item 1.       Financial Statements....................................      2
              --------------------

              Condensed Balance Sheets as of December 31, 1999 and
              June 30, 2000 (Unaudited)...............................      2

              Condensed Income Statements For Three Month and
              Six Month Periods Ended June 30, 1999 and
              June 30, 2000 (Unaudited)...............................      4

              Condensed Statements of Cash Flows for the Six Month
              Periods Ended June 30, 1999 and
              June 30, 2000 (Unaudited)...............................      5

              Notes to Interim Condensed Financial Statements
              (Unaudited).............................................      6

Item 2.       Management's Discussion and Analysis of
              ---------------------------------------
              Financial Condition and Results of Operations...........      7
              ---------------------------------------------


PART II       OTHER INFORMATION.......................................      9

Item 2.       Changes in Securities...................................      9
              ---------------------

Item 4.       Submission of Matters to a Vote of Security Holders.....      9
              ---------------------------------------------------

Item 6.       Exhibits and Reports on Form 8-K........................      9
              --------------------------------

Signatures    ........................................................     10

Exhibit Index ........................................................     11

                          PART 1 - FINANCIAL STATEMENTS

Item 1:  FINANCIAL STATEMENTS

                      Restaurant Teams International, Inc.
                            Condensed Balance Sheets
                           As of December 31, 1999 and
                                  June 30, 2000


                                         December 31,1999   June 30, 2000
                                            (Audited)        (Unaudited)
ASSETS

CURRENT ASSETS
         Cash                              $     2,521       $    88,439
         Prepaid Expenses                       18,657              --
         Marketable securities                    --              33,659
         Inventory                              13,690            48,746
         Federal Income Tax Receivable          38,030            38,030
                                           -----------       -----------
         Total Current Assets                   72,898           208,874
PROPERTY AND EQUIPMENT, net                  3,608,114         4,394,016

GOODWILL, net                                     --             409,928


OTHER ASSETS
         Assets Held for Sale, Net           1,844,586         1,844,586
         Fatburger Acquisition (Pending)     3,861,632         4,156,632
         Debenture issuance costs               62,150            34,050
                                           -----------       -----------


TOTAL ASSETS                               $ 9,449,380       $11,048,086
                                           ===========       ===========



                      Restaurant Teams International, Inc.
                             Condensed Balance Sheet
                           As of December 31, 1999 and
                                  June 30, 2000

                                                         December 31, 1999    June 30, 2000
                                                             (Audited)         (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

         CURRENT LIABILITIES
                  Accounts payable                         $     76,324        $    440,348
                  Accrued expenses and other liabilities        430,997             902,395
                  Income tax payable                             10,000                --
                  Current portion of long term debt             719,380           2,600,092
                                                           ------------        ------------
                           Total Current Liabilities          1,236,701           3,942,835

LONG TERM DEBT, net of current portion                        1,328,276           1,266,638

DEFERRED LIABILITIES                                             24,819              24,819

CONVERTIBLE DEBENTURE, less discount                          2,227,846             690,000


STOCKHOLDERS EQUITY
     Preferred stock, $.01 par value                               --                  --
     Preferred stock - Series A, $.10 par value                    --                  --
     Common Stock, $.01 par value                               149,416             176,411
     Additional paid in capital                               8,921,335          11,153,551
     Treasury stock                                            (761,150)           (761,150)
     Dividend distribution                                         --              (966,341)
     Accumulated deficit                                     (3,311,120)         (4,478,677)
     Notes receivable - related parties                        (366,743)               --
                                                           ------------        ------------
                           Total Shareholders' Equity         4,631,738           5,123,794
                                                           ------------        ------------

     TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                                  $  9,449,380        $ 11,048,086
                                                           ============        ============




                      Restaurant Teams International, Inc.
                           Condensed Income Statements
                    For The Three and Six Month Periods Ended
                         June 30, 1999 and June 30, 2000

                                                      Three Months Ended               Six Months Ended
                                                            June 30                        June 30
                                                     2000            1999            2000            1999
                                                         (Unaudited)                      (Unaudited)
                                                ----------------------------    ----------------------------
Revenues
     Restaurant sales                           $  1,510,381    $    673,728    $  2,944,979    $  1,938,454
     Regulatory services                                --              --           629,246            --
     Rental income                                    78,662          67,476         157,324          67,476
                                                ------------    ------------    ------------    ------------
         Total revenues                            1,589,043         741,204       3,731,549       2,005,930

OPERATING COSTS AND EXPENSES

     Cost of sales                                   499,109         171,644         930,768         506,209
     Labor and benefits                              535,780         212,096       1,117,149         662,077
     Other operating expenses                        329,901          93,024         561,581         269,711
     General and administrative expenses              66,317          18,534         216,419          76,350
     Bad debt expense                                498,070            --           498,070            --
     Depreciation expense                             98,535          79,000         197,070         145,000
     Amortization expense                             36,872            --            55,312            --
     Inventory write-down - RSI                       80,000            --            80,000            --
     Goodwill impairment - RSI                       484,760            --           484,760            --
     Write-off cash advanced - RSI                   169,043            --           169,043            --
                                                ------------    ------------    ------------    ------------
         Total operating costs and expenses        2,798,387         574,298       4,310,172       1,659,347

NON - OPERATING INCOME (EXPENSE)

     Interest expense                               (450,750)       (392,065)       (612,619)       (552,555)
     Gain on sales of assets                            --              --            28,139            --
     Other income                                     (4,454)           --            (4,454)           --
     Acquisition costs                                  --              --              --          (188,288)
                                                ------------    ------------    ------------    ------------
         Total non-operating income (expense)       (455,204)       (392,065)       (588,934)       (740,843)
                                                ------------    ------------    ------------    ------------

NET LOSS                                        $ (1,664,548)   $   (225,159)   $ (1,167,557)   $   (394,260)
                                                ============    ============    ============    ============

NET LOSS PER COMMON
   SHARE - basic and diluted                    $       (.16)   $       (.03)   $       (.11)   $       (.05)
                                                ============    ============    ============    ============


WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING                           10,735,596       7,399,288      10,440,089       7,215,755




                      Restaurant Teams International, Inc.
                       Condensed Statements of Cash Flows

                                                                                Six Months Ended
                                                                                ----------------
                                                                         June 30, 2000  June 30, 1999
                                                                          (Unaudited)    (Unaudited)
                                                                         -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                                         $(1,167,557)   $  (394,260)
         Adjustments to reconcile net loss to
              net cash provided by operating activities:
                  Depreciation and amortization                               252,382        145,000
                  Amortization of discount and issuance
                      costs of convertible debentures                         251,823        384,800
                  Write downs and impairment of RSI assets                    733,803           --
                  Loss (gain) on sale of assets                               (28,139)       193,502
         Net change in operating assets and liabilities:
                  Increase in inventories                                     (35,056)       (28,791)
                  Increase in other current assets                            (15,002)          --
                  Increase (decrease) in accounts payable
                      and other liabilities                                   825,422       (112,065)
                  Other                                                        81,214           --
                                                                          -----------    -----------
                  Net cash provided by operating activities                   898,890        188,186

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of property and equipment                                 (982,972)      (493,134)
         Payments in connection with acquisition of Fatburger (pending)      (295,000)    (2,130,862)
         Payments in connection with current acquisitions                    (225,000)          --
         Decrease in notes receivable from related parties, net                  --          827,000
                                                                          -----------    -----------
                  Net cash used in investing activities                    (1,502,972)    (1,796,996)

CASH FLOWS FROM FINANCING ACTIVITIES:
         Principal payments of long-term debt                                    --         (449,077)
         Proceeds from issuance of note payable and debentures                690,000        500,000
                                                                          -----------    -----------
                  Net cash provided by (used in) financing activities         690,000         50,923

NET INCREASE  (DECREASE) IN CASH                                               85,918     (1,557,887)

CASH AT BEGINNING OF PERIOD                                                     2,521      1,606,245
                                                                          -----------    -----------

CASH AT END OF PERIOD                                                     $    88,439    $    43,858
                                                                          ===========    ===========


         See accompanying notes to these condensed financial statements.

                      Restaurant Teams International, Inc.
                 Notes To Interim Condensed Financial Statements
                         For the Six Month Period Ended
                                  June 30, 2000
                                   (Unaudited)


Note 1.    Basis of Presentation

           The condensed financial statements of Restaurant Teams International, Inc. (the "Company") as of June 30, 1999 and June 30, 2000 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. However, these operating results are not necessarily indicative of the results expected for the full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principals have been omitted pursuant to such rules and regulations. The notes to the condensed financial statements should be read in conjunction with the notes to the financial statements contained in the Form 10-KSB filed on April 15, 2000. Company management believes that the disclosures are sufficient for interim financial reporting purposes.

Note 2.    Pro-Forma disclosure regarding acquisitions

           In February and March of 2000 the Company made two acquisitions. The first acquisition was an asset purchase of substantially all of the assets of the bankrupt subsidiaries of Hartan, Inc. dba Tanner's Restaurants whereby the Company paid $325,000 in cash and notes and incurrred $220,882 in acquisitions cost. The second acquisition was a stock purchase whereby the Company obtained 100% of the stock of Regulatory Solutions, Inc. ("RSI") in exchange for $100,000 cash, one million shares of the Company's common stock at closing, and $1,000,000 worth of the Company's common stock on each of the first and second anniversary of the acquisition.

           During the second quarter of fiscal year 2000, the former owners of RSI filed a motion with the court to rescind the acquisition. The motion was denied, however, the Company does not currently have operational control of RSI. Therefore, the Company has written off the RSI assets and impaired the goodwill to the value of the stock that would be returned if the transaction were rescinded. The total charges to operations for these items are $1,231,873 for the three months ended June 30, 2000.

           The following pro forma information has been prepared as if the acquisition of Tanner's had occurred at the beginning of 1999. Such information is not necessarily reflective of the actual results that would have occurred had the acquisition occurred on that date:

                      Restaurant Teams International, Inc.
                         Pro-forma Financial Statements

                                                              Six Months Ended
                                                                June 30, 1999
                                                                 (Unaudited)

           Revenues                                             $   7,098,000
           Net loss                                             $  (1,419,000)
           Net loss per share                                   $        (.20)

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

           Summarized segment information as of June 30, 2000 and for the three and six month period ended June 30, 2000 is as follows:

                                             June 30, 2000
                                             -------------
Assets

           Restaurant Division               $    728,219
           Regulatory Services                    409,928
           Real Estate                          4,492,323
           Corporate                            5,417,616
                                             ------------
                  Total Assets               $ 11,048,086

Sales                                      Six Months Ended   Three Months Ended
                                             June 30, 2000      June 30, 2000
                                           ----------------   ------------------

           Restaurant Division               $  2,944,979       $  1,510,381
           Regulatory Division                    629,246                  -
           Real Estate                            157,324             78,662
                                             ------------       ------------
                 Total Sales                    3,731,549          1,589,043

Operating Income (Loss)

           Restaurant Division                    488,043            164,932
           Regulatory Division                   (861,110)        (1,268,744)
           Real Estate                             52,554             26,662
           Corporate                             (258,110)          (132,193)
                                             ------------       ------------
                  Total operating loss           (578,623)        (1,209,343)

           Information for the six-month period ended September 30, 1999 has not been provided since the Company principally operated in a single reportable segment during that period.



Note 4.     Prior Period Adjustments and Restatements

           Certain   errors,   resulting   in  both   the   understatement   and
           overstatement of previously reported assets, liabilities,  income and expenses as of June 30,  1999,  and for the six month  period  ended,
           June 30, 1999  resulted  in the  following  changes to total  assets, total liabilities, accumulated deficit and net income:

                                                                               Net
                                   Total         Total      Accumulated      Income
                                  Assets      Liabilities     Deficit        (Loss)
                               -----------    -----------   -----------    -----------
As previously reported         $ 9,264,358    $ 4,929,061   $   739,124    $   326,792

Incorrect recognition of a
  gain on the sale of assets          --          193,502       193,502       (193,502)

Understatement of
  amortization in connection
  with debenture issuance
  costs and discounts              (66,326)        62,574       128,900       (128,900)

Understatement of accrued
  interest expense                    --           69,750        69,750        (69,750)

Beneficial conversion
  feature to loans                    --             --         255,900       (255,900)

Understatement of
  depreciation expense             (73,000)          --          73,000        (73,000)
                               -----------    -----------   -----------    -----------

As restated                    $ 9,125,032    $ 5,254,887   $ 1,460,176    $  (394,260)
                               ===========    ===========   ===========    ===========


Earnings per share results previously reported for the six-month period ended June 30, 1999 have been restated as a result of the items identified above as follows:

                                                              Six Month
                                                             Period Ended
                                                            June 30, 1999
                                                            -------------

          Net income per share as previously reported       $         .03
          Effect of corrections of errors                            (.08)
                                                            -------------

          Net loss per share as restated                    $        (.05)
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

Overview

         The Company was organized in June of 1990 as Bosko's, Inc. under the laws of the State of Delaware. In November of 1992 the Company changed its name to Fresh'n Lite, Inc., and in November of 1995 the Company merged into a Texas corporation also bearing the name Fresh'n Lite, Inc. The Company currently owns and operates 1 Street Talk Cafe restaurant in the Colony, Texas, Tanner's Rotisserie Grills in Atlanta, GA. and Regulatory Solutions, Inc. of Dallas, Texas. In September of 1998 the Company changed its name to Restaurant Teams International, Inc. in order to more accurately reflect management's desire to position the Company as a franchise holding company.

Results of Operations

         Comparison of Three Months Ended June 30, 1999 and 2000

         Revenues. For the three months ended June 30, 2000, the Company has generated revenues of $1,589,043 compared to revenues in the same period of 1999 of $741,204, a 114% increase. The increase in revenue is due solely to the acquisitions of Tanner's.

         Costs and Expenses. Costs and expenses for the three month period ended June 30, 2000 increased by $2,224,538, or 387% to $2,798,836 as compared to
$574,298 for the corresponding period of 1999. This increase was due to the costs associated with the increase revenues from Tanner's and Regulatory Solutions, Inc. ("RSI").

         Net Loss. The Company had a net loss for the three months ended June 30, 2000 of $1,664,548 compared to net loss of $225,159 for the corresponding three months of 1999, representing $(.15) and $(.03) per share, respectively. The increase in net loss is due primarily to the write off and impairment of RSI's assets of approximately $1,231,000 as described in Note 2 to the financial statments.

         Comparison of Six Months Ended June 30, 1999 and 2000

         Revenues. For the six months ended June 30, 2000, the Company has generated revenues of $3,731,549 compared to revenues in the same period 1999 of $2,005,930, an 86% gain.

         Costs and Expenses. Costs and expenses for the six month period ended June 30, 2000 increased by $2,650,825, or 160% to $4,310,172 as compared to
$1,659,347 for the corresponding period of 1999. The increase in costs and expenses are primarily due to the same factors cited for the three months ended June 30, 2000 above.

         Net Loss. The Company had a net loss for the six months ended June 30, 2000 of $1,167,557 compared to a net loss of $394,260 for the corresponding six months of 1999, representing $(.12) and $(.05) per share, respectively. The increase in net loss is due primarily to the write off and impairment of RSI's assets of approximately $1,231,000.

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

          The Company has negative working capital of $3,733,961 at June 30, 2000, the majority of which represents the remaining balance of the debentures, which are due in May and June 2001. The Company will need to convert these debentures to stock and/or raise additional capital to be able to realize its assets and satisfy its liabilities in the normal course of business.

                           PART II - OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Hereafter  set  forth  as an  exhibit  to the Form  10-QSB  of
                  Restaurant  Teams   Interanational,   Inc.  is  the  following
                  exhibit:

                  No.               Description of Exhibit
                  ---               ----------------------

                  27                Financial Data Schedule

         (b)      Current Reports on Form 8-K:

                  None