Form 10QSB/A
period 2000-09-30
RESTAURANT TEAMS INTERNATIONAL INC
filed 2000-11-21
CIK 921066

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

               Condensed Balance Sheets as of
               December 31, 1999 and September 30, 2000 (Unaudited)...........2

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
                                                            ============    ============





                      Restaurant Teams International, Inc.
                       Condensed Statements of Operations

                                                      Three Months Ended              Nine Months Ended
                                                         September 30                    September 30
                                                     2000            1999            2000           1999
                                                         (Unaudited)                     (Unaudited)
                                               -----------------------------    ----------------------------
REVENUES

     Restaurant sales                              1,065,053    $    238,230    $  4,010,032    $  2,176,684
     Regulatory services                                --              --           629,246            --
     Rental income                                    78,778          45,798         236,102         113,274
                                                ------------    ------------    ------------    ------------


         Total revenues                            1,143,831         284,028       4,875,380       2,289,958

OPERATING COSTS AND EXPENSES

     Cost of sales                                   401,852          51,781       1,332,620         557,990
     Labor and benefits                              594,284          97,687       1,711,434         738,541
     Other operating expenses                        165,084          43,106         726,665         334,039
     General and administrative expenses              23,554         270,453         239,972         346,803
     Bad debt expense                                   --              --           498,070            --
     Depreciation expense                             98,535          79,000         295,605         224,000
     Amortization expense                              5,815            --            61,127            --
     Acquisition costs                             4,156,632            --         4,156,632         188,288
     Inventory write-down  - RSI                        --              --            80,000            --
     Goodwill impairment - RSI                       258,496            --           743,256            --
     Write-off cash advanced - RSI                    29,349            --           198,392            --
                                                ------------    ------------    ------------    ------------

         Total operating costs and expenses        5,733,601         542,027      10,043,773       2,389,661

         Operating loss                           (4,589,770)       (257,999)     (5,168,393)        (99,703)


NON-OPERATING EXPENSE

     Interest expense                                (90,909)       (136,536)       (635,776)       (689,092)
     Loss on sale of assets                         (107,000)           --           (78,861)           --
     Other                                                91            --            (4,454)           --
                                                ------------    ------------    ------------    ------------
                  Total non-operating expense       (197,818)       (136,536)       (719,091)       (689,092)

NET LOSS                                        $ (4,787,588)   $   (394,535)   $ (5,887,484)   $   (788,795)
                                                ============    ============    ============    ============

NET LOSS PER COMMON SHARE -

   basic and diluted                            $       (.37)   $       (.05)   $       (.52)   $       (.11)
                                                ============    ============    ============    ============



WEIGHTED AVERAGE SHARES

   OUTSTANDING                                    12,771,155       8,610,500      11,394,316       7,729,150
                                                ============    ============    ============    ============




                      Restaurant Teams International, Inc.
                       Condensed Statements of Cash Flows

                                                                       Sept. 30, 2000  Sept. 30 , 1999
                                                                         (Unaudited)     (Unaudited)
                                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                                        $(5,887,484)      (788,795)

         Adjustments to reconcile net loss to
              net cash provided by (used in) operating activities:
                  Depreciation and amortization                              326,732        196,000
                  Amortization of discount and issuance
                       costs of convertible debenture                        279,800        553,875

                  Stock compensation                                            --           80,000

                  Write down and impairment of RSI assets                    823,256           --
                  Write off of Fatburger acquisition                       4,156,632           --
                  Loss on sale of assets                                      78,861           --
                  Net change in operating assets and liabilities:

                           Increase in accounts receivable                    (9,091)          --
                           Increase in inventories                           (24,735)        25,502

                           Increase in other current assets                  (15,002)          --
                           Increase (decrease) accounts payable
                              and other liabilities                          706,771       (103,658)

                           Other                                             (19,743)      (105,290)
                                                                         -----------    -----------
                   Net cash provided by (used in) operating activities       415,997       (142,366)

CASH FLOWS FROM INVESTING ACTIVITIES:

         Purchases of property and equipment                                (982,972)      (537,134)
         Proceeds from sale of property and equipment                        100,000           --
         Payments in connection with acquisition of Fatburger                   --       (2,130,862)
         Payments in connection with current acquisitions                   (225,000)          --
         Decrease in notes receivable from related parties, net                 --          827,000
                                                                         -----------    -----------


                           Net cash used in investing activities          (1,107,792)    (1,840,996)

CASH FLOWS FROM FINANCING ACTIVITIES:

         Sale of common stock / debenture                                       --        1,014,889
         Principal payments of long-term debt                                   --       (1,046,492)
         Proceeds from issuance of note payable                              690,000        500,000
                                                                         -----------    -----------
         Net cash provided (used in) financing activities                    690,000        468,397

NET INCREASE  (DECREASE) IN CASH                                              (1,795)    (1,514,965)

CASH AT BEGINNING OF PERIOD                                                    2,521      1,606,245
                                                                         -----------    -----------


CASH AT END OF PERIOD                                                    $       726    $    91,280
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

Note 2.    Pro-Forma disclosure regarding acquisitions

           In February and March of 2000 the Company made two acquisitions. The first acquisition was an asset purchase of substantially all of the assets of the bankrupt subsidiaries of Hartan, Inc. dba Tanner's Restaurants whereby the Company paid $325,000 in cash and notes and incurred $220,882 in acquisitions cost. The second acquisition was a stock purchase whereby the Company obtained 100% of the stock of Regulatory Solutions, Inc. ("RSI") in exchange for $100,000 cash , one million shares of the Company's common stock at closing, and $1,000,000 worth of the Company's common stock on each of the first and second anniversary of the acquisition.

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

         Costs and Expenses. Costs and expenses for the nine month period ended September30, 2000 increased by $7,654,112or 320% to $10,043,773as compared to $2,389,661 for the corresponding period ended September 30, 1999. This was primarily due to the expenses associated with the impairments to the Regulatory Solutions transaction described in Note 2 to the financial statements and to the costs of the Fatburger acquisition ($4,156,632), which was abandoned in the third quarter of 2000. General and Administrative Costs for the same period in 2000 decreased by 31% to $239,972 as compared to $346,803 in 1999. This decrease was primarily due to a reduction in professional fees.

         Net Loss. The Company had a net loss for the nine month period ended September 30, 2000 of $5,887,484 compared to net loss of $788,795 for the same period in 1999, representing ($.52) and ($.11) per share, respectively. The increase in net loss is attributed almost exclusively to two factors. Number one, the company has written off all costs, expenses, and deposits, associated with the Fatburger acquisition in the amount of $4,156,632 and number two, the company recognized impairments and write downs to the Regulatory Solutions acquisition in the amount of $1,519,718.

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