Form 10KSB
period 2000-12-31
RESTAURANT TEAMS INTERNATIONAL INC
filed 2001-04-17
CIK 921066

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB


[x]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT
         OF 1934

                   For the fiscal year ended December 31, 2000

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

The Issuer's revenues for the most recent fiscal year:  $5,911,971.

Part III, Items 9 through 12, of Form 10KSB will be incorporated by reference to the Issuer's definitive proxy statement for its annual meeting of shareholders to be held in July 2001.

The aggregate market value of common stock held by non-affiliates of the registrant based on the sale trade price of the common stock as reported on the OTC-BB on April 12, 2000 was $2,333,379. For purposes of this computation, all officers, directors, and 10% beneficial owners of registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant. Number of shares outstanding of each of the Issuer's classes of common stock, as of April 12, 2000: 38,889,663 shares of common stock, par value $.01.

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

         The Company was formed in connection with the creation of a restaurant in Marshall, Texas, which was named Bosko's 3 N 1 D-Lite. In the past, the Company has operated restaurants in the Texas cities of Marshall, Tyler, Longview, Nacogdoches and Texarkana. Each of these restaurants has been closed or sold as the Company has developed its restaurant concept and as the Company has focused on middle class urban markets in the Dallas/Fort Worth metropolitan area.

         On February 9, 2000 the Company acquired substantially all of the assets of Hartan, Inc. and it's subsidiaries out of chapter 11 bankruptcy for $325,000 in cash and a $125,000 indemnity agreement. The assets consisted of 8 Tanner's restaurants in the Atlanta, GA market. The company subsequently sold one of the units to the chains founder, Rick Tanner, under a licensing agreement and the remaining stores where sold to three buyers for an aggregate purchase price of $575,000. The Company no longer holds rights to the Tanner's franchises or company owned stores.

         On March 16, 2000 the Company acquired Regulatory Solutions, Inc. (RSI) in an equity transaction for $3,100,000. RSI is a workplace safety and governmental regulation compliance specialty firm with expertise in the restaurant, manufacturing, oil & gas, and construction industries. The principals of RSI subsequently filed a lawsuit against the Company seeking a rescission of the aforementioned transaction. This lawsuit is still pending in Dallas District Court. The Company believes that this lawsuit is without merit.

Company Business - Restaurant Segment

         The Company currently operates one full-service restaurant located in the Texas city of The Colony under the name Street Talk Cafe.

         The Company's restaurant offers a variety of food items, including a wide selection of sandwiches, salads, pizzas, steaks, seafood, Tex-Mex and other food items and desserts.

         The majority of the Company's food items are prepared to order using fresh meats, cheeses, and vegetables. While the restaurant offers full-service casual dining, the menus are designed to permit quick food preparation. The restaurant offers take-out service.

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

Menu

         The menu features a wide variety of entrees including chicken, ribs, sandwiches, salads, pizzas, steaks, seafood, Tex-Mex and special dinner items and desserts that have nonfat or low-fat content.

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

         Dinner entrees presently range in price from $6.95 to $10.95. An assortment of sandwiches, baked potatoes, salads, burgers, soups and pizza round out the menu. The concept uses the same menu for lunch and supper.

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

PENDING ACQUISITION

         The Company is in the process of acquiring Kelly's Coffee and Fudge, a California based franchisor of gourmet coffee and fudge outlets. This acquisition is being made through a Chapter 11 bankruptcy reorganization and is subject to court approval. The Company hopes to complete this acquisition by the end of April or early May 2001.

         Additionally, the Company is targeting a number of additional acquisitions within the restaurant industry. Management is currently seeking the capital necessary to proceed forward with one or more of it's targeted acquisitions.

Terminated Acquisition

         Over the course of the year 2000, the Company terminated it's efforts to acquire the Fatburger chain of restaurants. This termination resulted in a charge to earnings of $4,156,632, which were costs that had previously been capitalized as acquisition costs.

Employees

         Registrant employed 46 persons as of April 11, 2001, including 4 executive and office personnel and 42 restaurant operational managers and staff.

Item 2: DESCRIPTION OF PROPERTY

Restaurant Locations

         The following  table provides  information  with respect to each of the
Company's  restaurant  properties.   The  Dallas,  Texarkana,  The  Colony,  and
Richardson buildings are owned, with a lease on the land.

         Location                         Square Feet     Lease Expiration Date
         --------                        -------------    ---------------------

         Dallas, Texas...............    4,500 sq. ft.    February 21, 2015
         Longview,                       2,500 sq. ft.    October  31,  2001
         Texas.......................
         The Colony, Texas...........    4,700 sq. ft.    October 15, 2017
         Richardson, Texas ..........    4,700 sq. ft.    December 15, 2017
         Texarkana, Texas............    3,600 sq. ft.    November 30, 2006

         The Company no longer operates restaurants in the Dallas, Richardson, and Texarkana locations. The Dallas and Richardson facilities are leased to other operators.


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

                                    1999                   High          Low
            ---------------------------------------      -------       -------

            First Quarter..........................      $  3.19       $  1.50
            Second Quarter.........................         2.59          1.13
            Third Quarter..........................         1.68           .74
            Fourth Quarter.........................         1.00           .26


                                    2000                   High          Low
            ---------------------------------------      -------       -------

            First Quarter .........................      $  1.16       $   .34
            Second Quarter ........................          .84           .34
            Third Quarter........................            .46           .095
            Fourth Quarter......................             .28           .03

         As of December 31, 2000, the Company estimates that there were approximately 1000 beneficial owners of the Company's Common Stock, and approximately 250 holders of record.

Item 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS ON PLAN OF OPERATION

Forward-Looking Statements

         This Annual Report on Form 10-KSB includes forward-looking statements within the meaning of Section 27A of The Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which can be identified by the use of forward-looking terminology such as may, believe, expect, intend, anticipate, estimate or continue or the negative thereof or other variations thereon or comparable terminology. All statements other than statements of historical fact included in this Form 10-KSB, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such statements, including certain risks and uncertainties that could cause actual results to differ materially from the Company's expectations (Cautionary Statements) are disclosed in this Form 10-KSB. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, but are not limited to, the newness of the Company, the need for additional capital and additional financing, the Company's limited restaurant base, lack of geographic diversification, the risks associated with expansion, a lack of marketing experience and activities, risks of franchising, seasonability, the choice of site locations, development and construction delays, need for additional personnel, increases in operating and food costs and availability of supplies, significant industry competition, government regulation, insurance claims and the ability of the Company to meet its stated business goals. All subsequent written and oral forward-looking ___ statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

         The following discussion of the results of operations and financial condition should be the Financial Statements and related Notes thereto included herein.

Overview

The Company was organized in June 1990 as Bosko's, Inc. under the laws of the State of Delaware. In November 1992 the Company changed its name to Fresh'n Lite, Inc., and in November 1995 the Company merged into a Texas corporation also bearing the name Fresh'n Lite, Inc. On September 15, 1998 the Company changed its name to Restaurant Teams International, Inc. to more accurately reflect the direction management is taking with respect to positioning the Company as a multi-concept holding company. The Company currently owns and operates one Street Talk Cafe restaurant in The Colony, Texas, and Regulatory Solutions, Inc. of Dallas, Texas.

Results of Operations

Comparison of Year Ended December 31, 1999 and December 31, 2000.

         Revenues. Operating revenues for fiscal year ended December 31, 1999 were $2,438,537, with an operating loss of $694,792.

         Operating revenues for fiscal year ended December 31, 2000 were $5,911,971, a 242% increase from 1999, with an operating loss of $5,587,997. The 242% increase in revenues over 1999 is attributed to the Company's acquisition and operation of the Tanner's restaurant chain during the majority of 2000.

         Costs and Expenses. Costs and expenses for the fiscal year ended December 31, 2000 increased by $8,366,639 or 367% to $11,499,968 as compared to $3,133,329 for the corresponding period ended December 31, 1999. This was primarily due to the costs associated with operating the Tanner's restaurants in Atlanta, GA and the write off of the Fatburger and Regulatory Solutions acquisition and other costs. General and Administrative Costs in 2000 decreased by 214% to $476,742 as compared to $1,019,247 in 1999. This decrease was primarily due to the previous years development of infrastructure in anticipation of the future growth and acquisitions. Interest expense in 2000 decreased by $108,035 to $698,677 from $806,712 in 1999.

         Net Income. The Company had a net loss for the fiscal year ended December 31, 2000 of $8,783,018 compared to net loss of $694,792 for fiscal year ended December 31, 1999, representing ($.24) and ($.30) per share, respectively. The net loss in 1999 was primarily due to the closing of the Company's Street Talk Cafe operations and the loss on sale of assets associated with the sale of the Company's Addison restaurant. The net loss in 2000 is attributed greatly to the charge off of the expenses associated with the Fatburger acquisition and the write off of the Regulatory Solutions acquisition costs and bad debt.


Liquidity and Capital Resources

         Historically, the Company has required capital to fund the operations and capital expenditure requirements of its Company-owned restaurants.

         The Company is currently operating out of cash flow from operations however, management has determined that an immediate infusion of capital will be required for the Company to maintain it's operations and to be in a position to make the acquisitions which have been targeted.

         The Company's principal capital requirements are the funding of acquisitions.

Item 7.  FINANCIAL STATEMENTS




                      Restaurant Teams International, Inc.
                              Financial Statements
                           As of December 31, 2000 and
                          Years Ended December 31, 1999
                   Without the Report of Independent Auditors

                      Restaurant Teams International, Inc.

                              Financial Statements


                           As of December 31, 2000 and
                          Years Ended December 31, 1999




                                    Contents
Financial Statements

Balance Sheet ...............................................................F-2
Statements of Operations ....................................................F-4


                      Restaurant Teams International, Inc.
                            Condensed Balance Sheets

                                                          Dec. 31,        Dec. 31,
                                                            2000           1999
                                                         Unauditted
ASSETS

CURRENT ASSETS
  Cash                                                  $    49,431    $     2,521
  Trade accounts receivable                                   1,970              0
  Inventories                                                32,676         13,690
  Prepaid Expenses                                                0         18,657
  Marketable Securities                                      33,659              0
  Federal Income Tax Receivable                              38,030         38,030
                                                        -----------    -----------
                           Total Current Assets             155,766         72,898

PROPERTY AND EQUIPMENT, net                               2,849,016      3,608,114

GOODWILL, net                                               145,617              0

OTHER ASSETS
  Assets Held for Sale, net                                 497,842      1,844,586
  Acquisition Cost of Fatburger (Pending)                         0      3,861,632
  Debenture Issuance Costs, net                              24,970         62,150

TOTAL ASSETS                                              3,673,211      9,449,380





                      Restaurant Teams International, Inc.
                      Condensed Balance Sheets - Continued


LIABILITIES AND SHAREHOLDERS EQUITY

CURRENT LIABILITIES
  Accounts Payable                                          349,814         76,324
  Accrued Expenses and Other Liabilities                    982,848        430,997
  Income Taxes Payable                                            0         10,000
  Current Portion of Long Term Debt                         719,380        719,380
                                                        -----------    -----------
                            Total current liabilities     2,052,042      1,236,701

LONG TERM DEBT, net of current portion                    1,103,038      1,328,276

DEFERRED LIABILITIES                                         24,819         24,819

SHAREHOLDERS EQUITY
  Preferred Stock                                                 0              0
  Preferred Stock Series A                                1,999,920              0
  Common Stock                                              218,424        149,416
  Additional Paid In Capital                             12,096,407      8,921,535
  Treasury Stock                                           (761,150)      (761,150)
  Dividend Distribution                                    (966,341)             0
  Accumulated Deficit                                   (12,093,948)    (3,311,120)
  Notes Receivable - Related Parties                              0       (366,743)
                                                        -----------    -----------
                            Total Stockholders Equity       493,312      4,631,738

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY                 3,673,211      9,449,380



                      Restaurant Teams International, Inc.
                        Condensed Statement of Operations

                                                              Dec. 31, 2000  Dec. 31, 1999
                                                                Unauditted
REVENUES
  Restaurant Sales                                               4,998,395      2,323,537
  Regulatory Services                                              629,246              0
  Rental Income                                                    284,330        115,000
                                                               -----------    -----------
                        Total Revenues                           5,911,971      2,438,537

OPERATING COSTS AND EXPENSES
  Cost of sales                                                  1,483,679        674,209
  Labor and benefits                                             2,440,321        612,605
  Other operating expenses                                       1,019,529        388,191
  General & Administrative Expenses                                476,742      1,019,247
  Bad Debt Expense                                                 498,070              0
  Depreciation & Amortization Expenses                             403,347        298,139
  Write-down and impairment of assets                                    0        140,938
  Acquisition Costs                                              4,156,632              0
  Inventory write-down                                              80,000              0
  Goodwill impairment                                              743,256              0
  Write-off cash advanced                                          198,392              0
                                                               -----------    -----------
                        Total Operating Costs & Expenses        11,499,968      3,133,329

                        Operating Income (Loss)                 (5,587,997)      (694,792)

NON-OPERATING (INCOME) EXPENSE
  Interest Expense                                                 698,677        806,712
  Loss on sale of assets                                         2,491,890        502,202
  Other income                                                       4,454              0
  Acquisition costs                                                      0        288,288
                                                               -----------    -----------
                        Total Non-Operating Income (Expense)     3,195,021      1,597,202

LOSS BEFORE INCOME TAXES                                        (8,783,018)    (2,291,994)

INCOME TAX BENEFIT                                                       0         46,790

NET LOSS                                                        (8,783,018)    (2,245,204)

NET LOSS PER COMMON SHARE, basic & diluted                           (0.24)         (0.30)



                               Part III. EXHIBITS

Items 9 through 12. To be set forth in Registrant's definitive proxy statement for its annual meeting to be held in July 2001.

Item 13.  ExhibitsPart III.  EXHIBITS

         (a) Hereafter set forth as exhibits to the Form 10-KSB of Restaurant Teams International, Inc and incorporated by reference are the following exhibits:

------------------------- ------------------------------------------------------
    No. as per
Part III of Form 1A                 Description of Exhibit
------------------------- ------------------------------------------------------

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

+    Filed  herewith

                                   SIGNATURES

     The undersigned registrant hereby amends and restates its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

     In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, this 16th day of April, 2001.


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

April 16, 2001


                                   By: /s/ Curtis A. Swanson
                                      --------------------------
                                      Curtis A. Swanson, Director
                                      Vice President and Chief Financial Officer