Form 10QSB
period 2001-03-31
RESTAURANT TEAMS INTERNATIONAL INC
filed 2001-06-01
CIK 921066

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001
                                                 ---------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _________________ to _________________

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]


Number of shares outstanding of each of the issuer's classes of common stock, as of May 15, 2001: 38,889,663 shares of common stock, par value $.01.

                      RESTAURANT TEAMS INTERNATIONAL, INC.


                                                                        Page No.
                                                                        --------

PART I         FINANCIAL INFORMATION...............................         2

Item 1.        Financial Statements................................         2

               Condensed Balance Sheets for the Periods
               Ended March 31, 2001 and December 31, 2000..........         4

               Condensed Statements of Operations For the
               Three Month Periods Ended March 31, 2000 and
                March 31, 2001.....................................         6

               Notes to interim financial statements...............         7

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations.......         8


PART II        OTHER INFORMATION...................................         9

Item 2.        Changes in Securities...............................         9

Item 4.        Submission of Matters to a Vote of
               Security Holders....................................         9

Item 6.        Exhibits and Reports on Form 8-K....................         9

Signatures     ....................................................        10

Exhibit Index  ....................................................        11

Item  1.  FINANCIAL STATEMENTS




                      Restaurant Teams International, Inc.
                              Financial Statements
                              As of March 31, 2001

                      Restaurant Teams International, Inc.

                              Financial Statements


                              As of March 31, 2001


                                    Contents
Financial Statements

Balance Sheet ............................................................4
Statements of Operations .................................................6
Notes.....................................................................7

                      Restaurant Teams International, Inc.
                            Condensed Balance Sheets

                                                Dec. 31, 2000    March 31, 2001

ASSETS

CURRENT ASSETS
  Cash                                            $   49,431       $    2,770
  Trade accounts receivable                            1,970                0
  Inventories                                         32,676            7,920
  Prepaid Expenses                                         0                0
  Marketable Securities                               33,659                0
  Federal Income Tax Receivable                       38,030                0
                                                  ----------       ----------
                   Total Current Assets              155,766           10,690

PROPERTY AND EQUIPMENT, net                        2,849,016        2,504,766

GOODWILL, net                                        145,617          145,617

OTHER ASSETS
  Assets Held for Sale, net                          497,842          497,842

  Debenture Issuance Costs, net                       24,970                0

TOTAL ASSETS                                       3,673,211        3,158,915

LIABILITIES AND SHAREHOLDERS EQUITY

CURRENT LIABILITIES
  Accounts Payable                                      349,814         376,059
  Accrued Expenses and Other Liabilities                982,848         905,944

  Current Portion of Long Term Debt                     719,380         452,249
                                                    -----------     -----------
                   Total current liabilities          2,052,042       1,734,252

LONG TERM DEBT, net of current portion                1,103,038       1,074,438

DEFERRED LIABILITIES                                     24,819          24,819

SHAREHOLDERS EQUITY
  Preferred Stock                                             0               0
  Preferred Stock Series A                            1,999,920       1,999,920
  Common Stock                                          218,424         388,897
  Additional Paid In Capital                         12,096,407      12,096,407
  Treasury Stock                                       (761,150)       (761,150)
  Dividend Distribution                                (966,341)       (966,341)
  Accumulated Deficit                               (12,093,948)    (12,093,948)
  Current Earnings                                            0        (338,379)
                                                    -----------     -----------
                   Total Stockholders Equity            493,312         325,406

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY             3,673,211       3,158,915


                      Restaurant Teams International, Inc.
                        Condensed Statement of Operations

                                                                 March 31, 2001   March 31, 2000
REVENUES
  Restaurant Sales                                                      428,802        1,434,598
  Regulatory Services                                                         0          629,246
  Rental Income                                                          60,978           78,662
                                                                     ----------       ----------
                              Total Revenues                            489,780        2,142,506

OPERATING COSTS AND EXPENSES
  Cost of sales                                                         169,160          431,660
  Labor and benefits                                                    323,724          581,370
  Other operating expenses                                              235,656          231,680
  General & Administrative Expenses                                      50,804          150,101
  Depreciation & Amortization Expenses                                   22,500          116,979
                                                                     ----------       ----------
                              Total Operating Costs & Expenses          801,844        1,511,786

                              Operating Income (Loss)                  (312,064)         630,720

NON-OPERATING (INCOME) EXPENSE
  Interest Expense                                                        4,809          161,896
  Loss on sale of assets                                                 21,506          (28,140)
  Other income                                                                0                0

                              Total Non-Operating Income (Expense)       26,315          133,729

LOSS BEFORE INCOME TAXES                                               (338,379)         496,991

INCOME TAX BENEFIT                                                            0                0

NET INCOME (LOSS)                                                      (338,379)         496,991

NET LOSS PER COMMON SHARE, basic & diluted                               (0.009)            0.04



Note 1.    Basis of Presentation

           The condensed financial statements of Restaurant Teams International, Inc. (the "Company") as of March 31, 2000 and March 31, 2001 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The Company operates one restaurants under the name Street Talk Cafe and owns three other facilities which it leases to other operators.

           The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. However, these operating results are not necessarily indicative of the results expected for the full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principals have been omitted pursuant to such rules and regulations. The notes to the condensed financial statements should be read in conjunction with the notes to the financial statements contained in the Form 10-KSB for the fiscal year ended December 31, 2000. Company management believes that the disclosures are sufficient for interim financial reporting purposes.

Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS ON PLAN OF OPERATION

Forward-Looking Statements

         This Quarterly Report on Form 10-QSB includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which can be identified by the use of forward-looking terminology such as, "may", "believe", "expect", "intend", "anticipate", "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. All statements other than statements of historical fact included in this Form 10-QSB, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors with respect to any such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed in this Form 10-QSB, including, without limitation, in conjunction with the forward-looking statements included in this Form 10-QSB, and in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, but are not limited to, the newness of the Company, the need for additional capital and additional financing, the Company's limited restaurant base, lack of geographic diversification, the risks associated with expansion, a lack of marketing experience and activities, risks of franchising, seasonability, the choice of site locations, development and construction delays, need for additional personnel, increases in operating and food costs and availability of supplies, significant industry competition, government regulation, insurance claims and the ability of the Company to meet its stated business goals. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.


         The following discussion of the results of operations and financial condition should be the Financial Statements and related Notes thereto included herein.


Overview

The Company was organized in June 1990 as Bosko's, Inc. under the laws of the State of Delaware. In November 1992 the Company changed its name to Fresh'n Lite, Inc., and in November 1995 the Company merged into a Texas corporation also bearing the name Fresh'n Lite, Inc. On September 15, 1998 the Company changed its name to Restaurant Teams International, Inc. to more accurately reflect the direction management is taking with respect to positioning the Company as a multi-concept holding company. The Company currently owns and operates one Street Talk Cafe restaurant in The Colony, Texas.

Results of Operations

Comparison of Periods Ended March 31, 2000 and March 31, 2001.

         Revenues. Operating revenues for period ended March 31, 2000 were $2,142,506, with an operating profit of $496,991.

         Operating revenues for period ended March 31, 2001 were $489,780, a 437% decrease from 2000, with an operating loss of $338,379. The 437% decrease in revenues from 2001 is attributed to the fact that the Company sold it's Tanner's operations and ceased to operate the Regulatory Solutions division.

         Costs and Expenses. Costs and expenses for the period ended March 31, 2001 decreased by $709,942 or 47% to $801,844 as compared to $1,511,786 for the corresponding period ended March 31,200. This was primarily due to the sale of the Tanner's restaurants and the lack of operating expenses associated with the Regulatory Solutions division. General and Administrative Costs in 2001 decreased by 66% to $50,804 as compared to $150,101 in 2000. This decrease was primarily due to the previous years development of infrastructure in anticipation of the future growth and acquisitions. Interest expense in 2001 decreased by $157,060 to $4,809 from $161,869 in 2000.

         Net Income. The Company had a net loss for the period ended March 31, 2001 of $338,379 compared to net profit of $496,991 for the period ended March 31, 2000, representing ($.009) and $.04 per share, respectively.


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

                  None

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

                                Restaurant Teams International,Inc.
                                (Registrant)


Date:    May 31, 2001           By:  /s/ Stanley L. Swanson
                                     ----------------------
                                     Stanley L. Swanson, Chief Executive Officer
                                     (Duly Authorized Signatory)


Date:    May 31, 2001           By:  /s/ Curtis A. Swanson
                                     ---------------------
                                     Curtis A. Swanson, Chief Financial Officer
                                       and Executive Vice President
                                     (Duly Authorized Signatory)