Form 10KSB/A
period 2000-12-31
RESTAURANT TEAMS INTERNATIONAL INC
filed 2001-09-17
CIK 921066

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 Form 10-KSB A-1

[x]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
       1934

                   For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________
                        Commission file number  001-13559
                                                ---------

                      Restaurant Teams International, Inc.
                 (Name of small business issuer in its charter)

             Texas                                        75-2337102
(State of other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

     P.O. Box 5310, Longview, Texas                          75608
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for the most recent fiscal year: $1,023,894, excluding sales from discontinued restaurant operations.

Part III, Items 9 through 12, of Form 10KSB will be incorporated by reference to the Issuer's definitive proxy statement for its annual meeting of shareholders to be held in October of 2001.

The aggregate market value of common stock held by non-affiliates of the registrant based on the sale trade price of the common stock as reported on the OTC-BB on September 5, 2001 was $271,147.00. For purposes of this computation, all officers, directors, and 10% beneficial owners of registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant. Number of shares outstanding of each of the Issuer's classes of common stock, as of September 5, 2001: 49,264,663 shares of common stock, par value $.01.

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

         In October 1995, the Delaware Corporation merged into its wholly owned subsidiary, FNL, Inc., a Texas corporation. FNL, Inc. was the surviving corporation in the merger. FNL, Inc. then changed its name to Fresh'n Lite, Inc. The purpose of the merger was to convert the Delaware Corporation into a Texas corporation.

         The Company was formed in connection with the creation of a restaurant in Marshall, Texas, which was named Bosko's 3 N 1 D-Lite. In the past, the Company has operated restaurants in the Texas cities of Marshall, Tyler, Longview, Nacogdoches, Dallas, Richardson, Valley Ranch, The Colony, and Texarkana. Each of these restaurants has been closed or sold with the exception of The Colony restaurant, which the Company still operates under the trade name of Street Talk Cafe.

         On February 9, 2000 the Company acquired substantially all of the assets of Hartan, Inc. and it's subsidiaries out of chapter 11 bankruptcy for a purchase price of $535,890. The assets consisted of 8 Tanner's restaurants in the Atlanta, GA market. During 2000 the Company sold four of the units for an aggregate sales price of $307,444 and the remaining four stores where sold in 2001 for an aggregate sales price of $325,000. The Company no longer holds rights to the Tanner's franchises or company owned stores.

         On March 16, 2000 the Company acquired Regulatory Solutions, Inc. (RSI) in an equity transaction, which was subsequently rescinded resulting in a charge to earnings of $1,269,043 in 2000. RSI is a workplace safety and governmental regulation compliance specialty firm with expertise in the restaurant, manufacturing, oil & gas, and construction industries. The principals of RSI subsequently filed a lawsuit against the Company seeking a rescission of the aforementioned transaction. The Company and the principals of RSI have reached an agreement with respect to the aforementioned lawsuit.

Company Business - Restaurant Segment

         The Company currently operates one full-service restaurant located in the Texas City of The Colony under the trade name Street Talk Cafe.

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

   Menu
   ----

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

   Competition
   -----------

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

PENDING ACQUISITION

         Pending Acquisition

         At this time the Company does not have any pending acquisitions under contract. Management is exploring a number of potential acquisition candidates and will continue to work towards growing the Company through acquisition.

         Terminated Acquisition

         Over the course of the year 2000, the Company terminated it's efforts to acquire the Fatburger chain of restaurants. This termination resulted in a charge to earnings of $4,156,632, which were costs that had previously been capitalized as acquisition costs.


                                    Employees
                                    ---------

         Registrant employed 44 persons as of August 30, 2001, including 2 executive and office personnel and 42 restaurant operational managers and staff.



ITEM 2: DESCRIPTION OF PROPERTY

Restaurant Locations

         The following  table provides  information  with respect to each of the
Company's  restaurant  properties.   The  Dallas,  Texarkana,  The  Colony,  and
Richardson buildings are owned, with a lease on the land.


         Location                          Square Feet     Lease Expiration Date
         --------                          -----------     ---------------------

         Dallas, Texas..............      4,500 sq. ft.    February 21, 2015

         The Colony, Texas..........      4,700 sq. ft.    October 15, 2017

         Richardson, Texas .........      4,700 sq. ft.    December 15, 2017

         Texarkana, Texas...........      3,600 sq. ft.    November 30, 2006

         The Company no longer operates restaurants in the Dallas, Richardson, and Texarkana locations. The Dallas and Richardson facilities are leased to other operators.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

Item 5:  MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock began trading on the OTC Bulletin Board under the symbol FLTT on May 9, 1997. Such symbol was changed to RTIN in September 1998. The Company's stock was subsequently delisted from the OTC
Bulleting Board for lack of reporting in May of 2001. The Company is now bringing all of it's filings current in an effort to regain it's listing. The following table sets forth for the quarters indicated the high and low bid prices of the Company's Common Stock as reported by the National Quotation Bureau, Inc. The prices reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

                                  1999                      High         Low
                  --------------------------------------   -------     -------

                  First Quarter..........................  $ 3.19      $ 1.50

                  Second Quarter.........................    2.59        1.13

                  Third Quarter..........................    1.68         .74

                  Fourth Quarter.........................    1.00         .26


                                  2000                      High         Low
                  --------------------------------------   -------     -------


                  First Quarter .........................  $ 1.16      $  .34


                  Second Quarter ........................     .84         .34

                  Third Quarter..........................     .46         .095

                  Fourth Quarter.........................     .28         .03


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

         The following discussion of the results of operations and financial condition should be considered in connection with the Audited Financial Statements and related Notes thereto included herein. Overview

The Company was organized in June 1990 as Bosko's, Inc. under the laws of the State of Delaware. In November 1992 the Company changed its name to Fresh'n Lite, Inc., and in November 1995 the Company merged into a Texas corporation also bearing the name Fresh'n Lite, Inc. On September 15, 1998 the Company changed its name to Restaurant Teams International, Inc. to more accurately reflect the direction management is taking with respect to positioning the Company as a multi-concept holding company. The Company currently owns and operates one Street Talk Cafe restaurant in The Colony, Texas.

                              Results of Operations
                              ---------------------

Comparison of Year Ended December 31, 1999 and December 31, 2000.

         Revenues. Restaurant sales from continuing locations for fiscal year ended December 31, 1999 were $1,137,713.

         Restaurant sales from continuing locations for fiscal year ended December 31, 2000 were $739,676, a 35% decrease from 1999. The 35% decrease in revenues from 1999 is attributed to the decline in sales at the Company's Colony location due to the opening of several new restaurants in the area. At one time the Colony restaurant was the only full service restaurant operation in the area but it is now competing with three other major brands that have opened in the last two years. Management expects this decline in revenue to be temporary and is working to restore the sales to their previous levels. (SEE Note 2, Page 15 to the audited financial statements)

         Revenues and costs of sales from discontinued locations in 1999 were applicable to the Addison and Richardson locations, which the Company ceased to operate in 1999. Revenues and costs of sales from discontinued locations in 2000 represent sales and expenses of the eight Tanners locations, which the Company acquired in February of 2000. In November of 2000, the Company decided to dispose of the Tanners locations due to the fact that the operations where starting to show signs of weakening sales and the geographic dislocation of these operations from the Company's headquarters. Four Tanners locations were sold in 2000 for a net gain of $100,268 and the remaining four Tanners locations were sold in February of 2001.

         Costs and Expenses. Operating costs and expenses for the fiscal year ended December 31, 2000 increased by $3,637,128 or 116% to $6,770,457 as compared to $3,133,329 for the corresponding period ended December 31, 1999. General and Administrative Costs in 2000 decreased by 11% to $909,365 as compared to $1,019,247 in 1999. This decrease was primarily due to the previous years development of infrastructure in anticipation of the future growth and acquisitions. Interest expense in 2000 increased by $208,769 to $1,015,481 from $806,712 in 1999.

         Net Income. The Company had a net loss for the fiscal year ended December 31, 2000 of $9,598,566 compared to net loss of $2,245,204 for fiscal year ended December 31, 1999, representing a loss of ($.68) and ($.30) per share, respectively. The net loss in 1999 was primarily due to the closing of the Company's Street Talk Cafe operations and the loss on sale of assets associated with the sale of the Company's Addison restaurant. The net loss in 2000 is attributed greatly to the charge off of the expenses associated with the Fatburger acquisition and the write off of the Regulatory Solutions acquisition costs and bad debt.

Liquidity and Capital Resources
-------------------------------

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

         The Company completed two private placements of A Debentures and B Debentures on May 29, 1998 and June 29, 1998, respectively, providing net proceeds to the Company of $2,670,000 and resulting in ensuing debt of $3,000,000. The proceeds were used to fund the Company's expansion strategy of opening additional Street Talk Cafe restaurants in the Dallas market area. The Company implemented these expansion plans with the opening of restaurants in The Colony, Addison, and Richardson, Texas. The Company then moved away from its strategy to expand in the Dallas DMA market utilizing the Street Talk brand and sold the Addison restaurant and leased the Richardson restaurant to other operators. It was the determination of management at that time to grow the company by way of acquisition of existing well-established brands rather to expand through the development and incubation of new concepts. The Company began looking at potential acquisition candidates and ultimately settled in on the Fatburger acquisition mentioned elsewhere in this document. The Fatburger acquisition was subsequently terminated resulting in a charge to the Company in 2000 of $4,156,632. After the placement of the Series A and B Debentures the debenture holders converted $1,000,080 of the principal amount of the debentures to common stock in the Company. In February of 2001, the Company and the debenture holders agreed to convert the debentures and accrued interest into 500,000 shares of common stock of the company and 1,999,920 shares of the Company's Convertible Exchangeable Series A Preferred Stock (Series A Stock). The Series A Stock has a par value of $.10 per share, bears interest at 10% per annum on the face value of $1,999,920, provides for a preferred liquidation preference of $1.00 per share plus any unpaid accumulated dividends in the event of dissolution, liquidation or winding up of the Company and has no voting rights. The holders of the Series A Stock may at their option convert the Series A Stock to common stock of the Company at any time as follows: (a) at one dollar ($1) per share for each share of common stock during the first twelve months or,
(b) after the first twelve (12) months, based on 80% of the market value of the common stock at the time of conversion. The Company has the right to redeem the Series A Stock upon cash payment of the greater of the market price of the Company's common stock prior to redemption or 110% of the face value plus accrued but unpaid dividends.

Item 7.  Financial Statements




                      RESTAURANT TEAMS INTERNATIONAL, INC.


                          INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----

Report of Independent Certified Public Accountants                        F - 1

Independent Auditor's Report - 1999                                       F - 2

Financial Statements

   Consolidated Balance Sheets as of December 31, 2000 and 1999           F - 3

   Consolidated Statements of Operations for the years ended
     December 31, 2000 and 1999                                           F - 5

   Consolidated Statements of Stockholders' Equity (Deficit) for
     the years ended December 31, 2000 and 1999                           F - 6

   Consolidated Statements of Cash Flows for the years ended
     December 31,  2000 and 1999                                          F - 8

   Notes to Consolidated Financial Statements                             F - 11

                        Killman, Murrell & Company, P.C.
                          Certified Public Accountants

505 N. Big Spring, Suite 603    1931 E. 37th, Suite 7  4049 St. Christopher Lane
   Midland, Texas 79701         Odessa, Texas 79762       Dallas Texas 75287
      (915) 686-9381          (915) 363-0067/550-4910       (972) 862-3975
    Fax (915) 684-6722           Fax (915) 363-0376        Fax (915) 363-0376


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders
Restaurant Teams International, Inc.
Longview, Texas

We have audited the accompanying consolidated balance sheet of Restaurant Teams International, Inc. (a Texas Corporation) and Subsidiary as of December 31, 2000, and the related consolidated statement of operations, stockholders' equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Restaurant Teams International, Inc. as of December 31, 2000, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the consolidated financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


KILLMAN, MURRELL & COMPANY, P.C.
Dallas, Texas
August 24, 2001

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


HEIN + ASSOCIATES LLP

Dallas, Texas
April 7, 2000


                      RESTAURANT TEAMS INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999


                                     ASSETS

                                                                   2000           1999
                                                               -----------    -----------
CURRENT ASSETS
   Cash                                                        $    49,452    $     2,521
   Inventories                                                      30,981         13,690
   Marketable Securities                                            24,140           --
   Trade Accounts Receivable                                         1,970           --
   Prepaid Expenses                                                   --           18,657
   Federal Income Tax Receivable                                      --           38,030
                                                               -----------    -----------

              TOTAL CURRENT ASSETS                                 106,543         72,898
                                                               -----------    -----------

PROPERTY AND EQUIPMENT, at cost
   Buildings                                                     2,425,651      3,129,304
   Furniture, Fixtures and Restaurant Equipment                  1,091,092        943,959
   Vehicles                                                         29,950         29,950
                                                               -----------    -----------
                                                                 3,546,693      4,103,213
   Accumulated Depreciation                                       (662,149)      (495,099)
                                                               -----------    -----------

         NET PROPERTY AND EQUIPMENT                              2,884,544      3,608,114
                                                               -----------    -----------

OTHER ASSETS
   Assets Held For Sale, net of $68,786 and $105,700 reserve
     for impairment                                                257,000      1,844,586
   Acquisition Costs of Fatburger                                     --        3,861,632
   Debenture Issuance Costs, net                                      --           62,150
                                                               -----------    -----------

         TOTAL OTHER ASSETS                                        257,000      5,768,368
                                                               -----------    -----------







              TOTAL ASSETS                                     $ 3,248,087    $ 9,449,380
                                                               ===========    ===========





                   The accompanying notes are an integral part of these consolidated financial statements


                      RESTAURANT TEAMS INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)

                           DECEMBER 31, 2000 AND 1999

                                                                         2000            1999
                                                                    ------------    ------------
CURRENT LIABILITIES
   Current Installments on Long-Term Debt - Note 4                  $  1,764,819    $    719,380
   Accounts Payable                                                      446,869         226,324
   Accrued Expenses and Other Liabilities - Note 3                       967,976         280,997
   Income Taxes Payable                                                   10,000          10,000
   Amounts Due Related Parties - Note 6                                   47,500            --
                                                                    ------------    ------------

         TOTAL CURRENT LIABILITIES                                     3,237,164       1,236,701
                                                                    ------------    ------------

LONG-TERM DEBT, Net of Current Installments - Note 4                        --         1,328,276

DEFERRED LIABILITIES                                                      32,638          24,819

CONVERTIBLE DEBENTURES - Note 5                                        1,996,301       2,227,846
                                                                    ------------    ------------

         TOTAL LIABILITIES                                             5,266,103       4,817,642
                                                                    ------------    ------------

COMMITMENTS AND CONTINGENCIES - Notes 10 and 13                             --              --

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred Stock, $.10 par value, 10,000,000 shares authorized;
     no shares issued                                                       --              --
   Common Stock, $.01 par value, 50,000,000 shares authorized;
     36,581,346 and 14,941,506 shares issued and outstanding
     (including 5,000,000 shares held in escrow)                         365,814         149,416
   Additional Paid-In Capital                                         12,265,653       8,921,335
   Retained Deficit                                                  (13,876,027)     (3,311,120)
                                                                    ------------    ------------

                                                                      (1,244,560)      5,759,631

     Less 400,440 and 280,440 Treasury Stock Shares, at Cost            (773,456)       (761,150)
     Less Notes Receivable from Related Parties - Note 6                    --          (366,743)
                                                                    ------------    ------------

         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                         (2,018,016)      4,631,738
                                                                    ------------    ------------

         TOTAL LIABILITIES AND STOCKHOLDERS'
              EQUITY (DEFICIT)                                      $  3,248,087    $  9,449,380
                                                                    ============    ============




                   The accompanying notes are an integral part of these consolidated financial statements


                      RESTAURANT TEAMS INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                      2000            1999
                                                                 ------------    ------------
REVENUES
   Restaurant Sales - Continuing Location                        $    739,676    $  1,137,713
   Restaurant Sales - Discontinued Locations                        4,332,403       1,185,824
   Rental Income                                                      284,218         115,000
                                                                 ------------    ------------
              TOTAL REVENUES                                        5,356,297       2,438,537

OPERATING COSTS AND EXPENSES
   Cost of Sales - Continuing Location                              1,060,436         780,382
   Cost of Sales - Discontinued Locations                           4,108,283         894,623
   General and Administrative Expenses                                909,365       1,019,247
   Depreciation and Amortization                                      390,942         298,139
   Impairment of Assets                                               301,431         140,938
                                                                 ------------    ------------
              TOTAL OPERATING COSTS AND EXPENSES                    6,770,457       3,133,329
                                                                 ------------    ------------

              LOSS FROM OPERATIONS                                 (1,414,160)       (694,792)
                                                                 ------------    ------------

NON-OPERATING INCOME (EXPENSE):
   Interest Expense                                                (1,015,481)       (806,712)
   (Loss) on Foreclosure of Restaurant Building - Note 4             (557,363)           --
   (Loss) on Abandonment of Fatburger Acquisition - Note 2         (4,156,632)           --
   (Loss) on Foreclosure of Corporate Office Building - Note 6     (1,286,155)           --
   (Loss) on Recision of RSI Acquisition - Note 2                  (1,269,043)           --
   Gain (Loss) on Sales of Assets                                     100,268        (502,202)
   Acquisition Costs                                                     --          (288,288)
                                                                 ------------    ------------
              TOTAL NON-OPERATING INCOME (EXPENSE)                 (8,184,406)     (1,597,202)
                                                                 ------------    ------------

              (LOSS) BEFORE INCOME TAXES                           (9,598,566)     (2,291,994)

INCOME TAX BENEFIT - Note 7                                              --            46,790
                                                                 ------------    ------------

              NET LOSS                                           $ (9,598,566)   $ (2,245,204)
                                                                 ============    ============

NET LOSS PER COMMON SHARE, basic and dilutive                    $       (.68)   $       (.30)
                                                                 ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING,
   Basic and Dilutive                                              14,065,153       7,470,418
                                                                 ============    ============






              The accompanying notes are an integral part of these
                        consolidated financial statements


                      RESTAURANT TEAMS INTERNATIONAL, INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                                             Notes
                                                                                                           Receivable
                                           Common Stock          Additional                                   from         Total
                                    -------------------------     Paid-In      Retained      Treasury       Related    Stockholders'
                                       Shares        Amount       Capital      (Deficit)       Stock        Parties        Equity
                                    -----------   -----------   -----------   -----------   -----------   -----------   -----------
Balance, January 1, 1999              6,833,328   $    68,334   $ 5,718,252   $(1,065,916)  $  (761,150)  $      --     $ 3,959,520

 Sale of Common Stock, including
   $80,000 for services                 435,678         4,357       256,078          --            --            --         260,435


 Issuance of Common Stock
   to consultants                       933,000         9,330     2,120,395          --            --            --       2,129,725


 Common Stock placed into
   escrow for possible future
   conversion by debenture holders    5,000,000        50,000       (50,000)         --            --            --            --


 Value assigned agreement to issue
   stock for settlement of debenture
   litigation                              --            --         116,250          --            --            --         116,250


 Common Stock issued to officers
   in connection with
   extinguishments of convertible
   debt                               1,739,500        17,395       760,360          --            --            --         777,755


 Notes receivable from related
   parties                                 --            --            --            --            --        (366,743)     (366,743)


 Net loss                                  --            --            --      (2,245,204)         --            --      (2,245,204)
                                    -----------   -----------   -----------   -----------   -----------   -----------   -----------


Balance, December 31, 1999           14,941,506       149,416     8,921,335    (3,311,120)     (761,150)     (366,743)    4,631,738
                                                                                                                          8,921,335

 Issuance of Common Stock in
   connection with RSI acquisition
   Note - 2                           1,000,000        10,000       940,000          --            --            --         950,000


 Common Stock issued in
   connection with debenture
   conversions                        9,858,932        98,589       920,110          --            --            --       1,018,699


 Common Stock issued in
   extinguishment of debt            10,680,908       106,809       293,191          --            --            --         400,000


 Common Stock issued in
   extinguishments of amounts
   owed to law firm                     100,000         1,000        74,000          --            --            --          75,000





                                   (Continued)
              The accompanying notes are an integral part of these
                        consolidated financial statements


                      RESTAURANT TEAMS INTERNATIONAL, INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (CONTINUED)

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                                                      Notes
                                                                                                                   Receivable
                                          Common Stock              Additional                                        from
                                     ---------------------------      Paid-In       Retained       Treasury          Related
                                        Shares         Amount         Capital       (Deficit)        Stock           Parties
                                     ------------   ------------   ------------   ------------    ------------    ------------
 Value Assigned to beneficial
   conversion rights in connection
   with the sale of debentures in
   2000                                      --     $       --     $    174,000   $       --      $       --      $       --


 Cash capital contribution                   --             --          280,000           --              --              --



 Fair Market Value of 730,512
   shares of Ness Energy
   International, Inc. common
   stock contributed to the
   Company by a major
   shareholder                               --             --          637,711           --              --           366,743



 Fair Market Value of common
   stock of Company contributed
   by major shareholder                      --             --           25,306           --           (12,306)           --



 Distribution of Ness common
   stock to shareholders                     --             --             --         (966,341)           --              --


 Net Loss                                    --             --             --       (9,598,566)           --              --
                                     ------------   ------------   ------------   ------------    ------------    ------------


Balance, December 31, 2000             36,581,349   $    365,814   $ 12,265,653   $(13,876,027)   $   (773,456)   $       --
                                     ============   ============   ============   ============    ============    ============

                                        Total
                                     Stockholders'
                                        Equity
                                     ------------

 Value Assigned to beneficial
   conversion rights in connection
   with the sale of debentures in
   2000                              $    174,000


 Cash capital contribution                280,000



 Fair Market Value of 730,512
   shares of Ness Energy
   International, Inc. common
   stock contributed to the
   Company by a major
   shareholder                          1,004,454



 Fair Market Value of common
   stock of Company contributed
   by major shareholder                    13,000



 Distribution of Ness common
   stock to shareholders                 (966,341)


 Net Loss                              (9,598,566)
                                     ------------


Balance, December 31, 2000           $ (2,018,016)
                                     ============


              The accompanying notes are an integral part of these
                        consolidated financial statements


                      RESTAURANT TEAMS INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                       2000           1999
                                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                           $(9,598,566)   $(2,245,204)
Adjustments to Reconcile Net Loss Before Discontinued Operations
  to Net Cash Used By Operating Activities
    Depreciation and Amortization                                      390,942        298,139
    Amortization of Discount and Issuance Costs on
      Convertible Debentures                                           159,304        257,796
    (Gain) Loss on Sales of Assets                                    (100,268)       502,202
    Benefit for Deferred Income Taxes                                     --          (46,790)
    Stock for Services                                                    --           80,000
    Interest Added to Note Balance                                     122,900           --
    Lawsuit Settlement Paid by Shareholder                              13,000           --
    Write-Down and Impairment of Assets                                301,431        140,938
    Beneficial Conversion Feature in Issuance of Common Stock          174,000        255,906
    Value Assigned to Settlement of Debenture Litigation                  --          116,250
     Loss on Foreclosure of Restaurant Building                        557,363           --
     Loss on Abandonment of Fatburger Acquisition                    4,156,632           --
     Loss on Foreclosure of Corporate Office Building                1,286,155           --
     Loss on Recision of RSI Acquisition                             1,269,043           --
Changes in Operating Assets and Liabilities
    Decrease (Increase) in Inventories                                 (23,040)        29,345
    Increase in Accounts Receivable                                     (1,970)          --
    Decrease in Market Value of Marketable Securities                   13,973           --
    Decrease (Increase) in Prepaid Expenses                             18,657        (11,242)
    Decrease in Other Assets                                              --           18,288
    Decrease in Federal Income Tax Receivable                           38,030           --
    Increase (Decrease) in Accounts Payable                            333,437        (13,511)
    Increase in Accrued Expenses and Other Liabilities                 686,979        113,976
    Increase (Decrease) in Deferred Liabilities                          7,819        (38,322)
                                                                   -----------    -----------

           NET CASH USED IN OPERATING ACTIVITIES                      (194,179)      (542,229)
                                                                   -----------    -----------




                                   (Continued)
              The accompanying notes are an integral part of these
                        consolidated financial statements


                      RESTAURANT TEAMS INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                             2000           1999
                                                                         -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of Property and Equipment                                  $   (28,165)   $  (268,934)
     Purchase of Tanners Restaurants                                        (535,890)          --
     Proceeds from Sales of Property and Equipment                           307,445        156,229
     Decrease (Increase) in Notes Receivable from Related Parties, net          --          220,500
     Payments in Connection with RSI Acquisition                            (319,043)          --
     Payments in Connection with Acquisition of Fatburger                   (295,000)    (1,731,907)
                                                                         -----------    -----------

              NET CASH USED IN INVESTING ACTIVITIES                         (870,653)    (1,624,112)
                                                                         -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds From Issuance of Long-Term Debt                                110,588        508,784
     Principal Payments On Long-Term Debt                                    (16,325)      (648,451)
     Proceeds from Issuance of Notes Due Related Parties                     113,500        521,850
     Cash Contributed to Capital by Shareholder                              280,000           --
     Payments on Notes Due to Related Parties                                (66,000)          --
     Proceeds from Issuance of Convertible Debentures                        690,000           --
     Proceeds from Sales of Common Stock                                        --          180,434
                                                                         -----------    -----------

              NET CASH PROVIDED BY FINANCING ACTIVITIES                    1,111,763        562,617
                                                                         -----------    -----------

NET INCREASE (DECREASE) IN CASH                                               46,931     (1,603,724)

CASH AT BEGINNING OF YEAR                                                      2,521      1,606,245
                                                                         -----------    -----------

CASH AT END OF YEAR                                                      $    49,452    $     2,521
                                                                         ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION
   Interest Paid                                                         $    42,424    $   194,140
                                                                         ===========    ===========
   Income Taxes Paid                                                     $      --      $      --
                                                                         ===========    ===========






                                   (Continued)
              The accompanying notes are an integral part of these
                        consolidated financial statements


                      RESTAURANT TEAMS INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                            2000           1999
                                                                        -----------    -----------
NON-CASH INVESTING AND FINANCING TRANSACTIONS
   Property and Equipment Acquired in Connection with Default of
     Related Party Note Receivable                                      $      --      $   306,498
   Debentures Converted to Common Stock                                  (1,018,699)          --
   Common Stock Issued to Consultants in Connection with Fatburger
     Acquisition                                                               --        2,129,725
   Long-Term Debt Issued for Property and Equipment                            --           21,500
   Non Cash Additions to Property and Equipment                                --         (327,998)
   Non Cash Acquisition Cost Capitalized                                       --       (2,129,725)
   Common Stock Issued for Debentures                                        98,589           --
   Additional Paid-In Capital from Debenture Conversions                    920,110           --
   Marketable Securities Received                                         1,004,454           --
   Receivable from Related Party Paid by Receipt of Marketable
     Securities                                                            (366,743)          --
   Marketable Securities Distributed as a Dividend                         (966,341)          --
   Charge to Retained Deficit for Non-Cash Distribution                     966,341           --
   Accounts Payable Settled for Common Stock                                 75,000           --
   Common Stock Issued for Legal Service                                     (1,000)          --
   Additional Paid-In Capital Created for Legal Service                     (74,000)          --
   Settlement of Long-Term Debt for Issuance of Common Stock                400,000           --
   Common Stock Issued for Settlement of Long-Term Debt                    (106,809)          --
   Additional Paid-In Capital Created in Settlement of Long-Term Debt      (293,191)          --
   Additional Paid-In Capital from Ness Energy International, Inc.
     Common Stock                                                          (637,711)          --
                                                                        -----------    -----------

                                                                        $      --      $      --
                                                                        ===========    ============





              The accompanying notes are an integral part of these
                        consolidated financial statements

                      RESTAURANT TEAMS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999


NOTE 1:  ORGANIZATION AND DESCRIPTION OF BUSINESS

   Restaurant Teams International, Inc. ("the Company"), has owned and operated full service restaurants principally located in the Dallas, Texas metropolitan area. Currently, the Company owns one restaurant, which it operates under the name "Street Talk Cafe," and owns three restaurant facilities, which it leases to other operators. The Company desires to become a multi-concept restaurant holding company.

   The accompanying financial statements include the accounts of the Company and its wholly owned subsidiary RTOSF, Inc. All significant intercompany balances and transactions have been eliminated in the consolidation.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Financial Instruments
   ---------------------

   The Company's financial instruments at December 31, 2000 and 1999, other than cash and accounts payable, include long-term debt and convertible debentures. Management believes the fair values of the a long-term debt approximate their carrying values based on the present value of expected future cash flows discounted at interest rates commensurate to rates currently offered in connection with instruments of similar terms and maturities. Due to the terms of the convertible debentures discussed in Note 5, the fair value of the convertible debentures has not been determined.

   Statements of Cash Flows
   ------------------------

   For purposes of the statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

   Inventories
   -----------

   Inventories   consist  of  food  and  beverage  items  and  paper   supplies.
   Inventories are stated at the lower of cost (first-in, first-out method) or market.

   Property and Equipment
   ----------------------

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

                      RESTAURANT TEAMS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           DECEMBER 31, 2000 AND 1999


NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   Accounting for Long-Lived Assets
   --------------------------------

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

   Assets Held for Sale
   --------------------

   The Company has classified certain assets as "Assets Held for Sale," which are recorded at the lower of cost or estimated market value. Buildings and land totaling $257,000 and $1,844,586, net of an impairment allowance of $68,786 and $105,700, are being held for sale as of December 31, 2000 and 1999, respectively. Management is not presently able to determine an expected disposal date, but is actively pursuing sale of the assets. Depreciation on reclassified assets was ceased at the point that management committed to a plan to dispose of the assets.

   Debenture Issuance Costs
   ------------------------

   Debenture issuance costs, which are being amortized using a method that approximates the effective interest method over the life of the Convertible Debentures, adjusted for conversions, are included in the balance sheet. The Company incurred approximately $330,000 in debenture issuance costs related to the Convertible Debentures in 1998 (see Note 5). Accumulated amortization of debenture issuance costs was approximately $268,000 at December 31, 1999 and debenture costs were fully amortized at December 31, 2000.

   Revenue Recognition
   -------------------

   Sales and related costs are recognized by the Company upon the sale of products at restaurant locations.

   Advertising Costs
   -----------------

   All advertising and promotional costs are expensed when incurred. The Company incurred approximately $6,000 and $11,000 in marketing and advertising expenses in 2000 and 1999, respectively.

   Comprehensive Income
   --------------------

   In June 1997, SFAS No. 130, "Reporting Comprehensive Income," was issued. This statement establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2000 and 1999, the Company had no items that represent other comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.


                                   (Continued)

                      RESTAURANT TEAMS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           DECEMBER 31, 2000 AND 1999


NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   Income Taxes
   ------------

   The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting basis and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws which will be in effect when the differences are expected to reverse.

   Per Share Data
   --------------

   Basic earnings (loss) per share (EPS) is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding. Diluted EPS includes potentially dilutive common shares outstanding during the period. Potentially dilutive common shares in connection with stock options, warrants and shares issuable upon conversion of the Convertible Debentures totaling approximately 6,862,500 and 8,056,000 shares for 2000 and 1999, respectively, were not included as they are anti-dilutive.

   Stock-Based Compensation
   ------------------------

   The Company measures stock-based employee compensation costs using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock-Based Compensation," and related interpretations. Accordingly, compensation cost for stock options and other stock-based employee awards is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount the employee must pay to acquire the stock. No stock options were granted during the two years ended December 31, 2000.

   Liquidity
   ---------

   The Company has experienced significant net losses in 2000 and 1999 and has a working capital deficit of $3,180,621 at December 31, 2000. A significant portion of the net losses resulted from non-cash charges.

   Use of Estimates
   ----------------

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



                                   (Continued)

                      RESTAURANT TEAMS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           DECEMBER 31, 2000 AND 1999


NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   Concentration of Credit Risk
   ----------------------------

   The Company places its cash in what it believes to be credit-worthy financial institutions. Cash balances may exceed FDIC insured levels at times during the year. As of December 31, 2000, no balance exceeded the FDIC insured limits.

   Reclassifications
   -----------------

   Certain reclassifications have been made to previously reported amounts so that prior periods will be consistent with the current period.

   Acquisitions
   ------------

   During 1998, the Company entered into an Asset Purchase Agreement to acquire the properties and assets comprising the Old San Francisco Steak House ("OSF") restaurant chain. In February 1999, the OSF acquisition attempt was abandoned and associated acquisition costs totaling approximately $188,000 have been charged to operations.

   In 1999, as amended in March 2000, the Company entered into a definitive agreement to acquire all the outstanding common stock of the Fatburger Corporation ("Fatburger"), a restaurant chain currently operating in the Los Angeles, California market. In June of 2000, the Fatburger acquisition was abandoned and all cost of the abandoned acquisition ($4,156,632) were charged to operations.

   In February 2000, the Company acquired the assets of Tanner's Original Rotisserie Grill ("Tanner's"), an eight-unit restaurant operation located in Atlanta, Georgia for a total purchase price of $535,890. Four of the Tanner's locations were sold in 2000, and the other four were sold in February 2001. Operations of the Tanner's locations are shown in the accompanying statement of operations as sales and cost of sales from discontinued locations.

   In March of 2000, pursuant to the terms of an acquisition agreement, the Company acquired all the outstanding common stock of Regulatory Solution, Inc. ("RSI"), a professional services company which specialized in "Worksafe" training and certification programs relating to local and federal laws governing both employer and employee workplace responsibilities, for $100,000 in cash and the issuance of 1,000,000 shares of the Company's common stock, which was valued at $950,000. Between March of 2000 and June 6, 2001, the Company had additional expenses of $169,043 applicable to RSI. Effective June 1, 2001, the Company and the former shareholders of RSI agreed to rescind the acquisition under the following terms: (a) The 1,000,000 shares of common stock will be exchanged for 500,000 shares of the Company's common stock which will be restricted from trading for a period of one year, (b) the 50,000 shares of Ness Stock received by the former RSI shareholders will be returned to the Company (See Note 6), (c) the assumption of certain debts of RSI by the Company and (d) the assumption of certain lease obligations of RSI which were guaranteed by the Company. Effective with the recision the Company has taken a charge to operations of $1,269,043.


                      RESTAURANT TEAMS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           DECEMBER 31, 2000 AND 1999


NOTE 3:  ACCRUED EXPENSES AND OTHER LIABILITIES

   Accrued expenses and other liabilities at December 31, 2000 and 1999, consist of the following:

                                                      2000             1999
                                                  -----------      -----------
   Accrued Interest Payable (a)                   $   602,887      $   220,781
   Accrued Expenses                                   154,525                -
   Property Taxes Payable                              21,897           38,962
   Accrued Payroll and Related Taxes                  174,384           12,800
   Sales Taxes Payable                                 14,283            8,454
                                                  -----------      -----------

                                                  $   967,976      $   280,997
                                                  ===========      ===========

   (a)Approximately  $408,000 and  $215,000 of the accrued  interest at December
      31, 2000 and 1999, respectively, may be paid in common stock at the Company's option.

NOTE 4:  LONG-TERM DEBT

   Long-Term Debt at December 31, 2000 and 1999, consists of the following:
                                                                                         2000               1999
                                                                                     -----------        -----------
Note payable to an investment company, interest at 9%, remaining unpaid principal and accrued interest past due as of June 27,
     2000, secured by pledge of 403,500 shares of treasury stock and 120,000 shares of the Company's common stock which is
     owned by a major shareholder.                                                   $   122,900        $         -

Two notes payable to bank, interest at 9.5%, monthly principal and interest payments totaling $14,620, remaining unpaid principal and interest due April 9, 2001, collateralized by certain real property. Loans are in default for failure to make scheduled
    payments.                                                                          1,366,421          1,366,421

Note payable to a bank, interest 9.5%, monthly principal and interest payments of $2,935, remaining unpaid principal
    and interest due October 30, 2001, collateralized by certain
    real property shown as assets held for sale.                                         258,107            251,770






                                   (Continued)

                      RESTAURANT TEAMS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           DECEMBER 31, 2000 AND 1999


NOTE 4:  LONG-TERM DEBT (CONTINUED)

                                                                                   2000           1999
                                                                               -----------    -----------

Note payable to financial institution, interest at 21%, collateralized
    by certain shares of Company common stock                                  $      --      $   400,000

Note payable to insurance company, interest at 10.43%, monthly
payments of $1,605, due April 28, 2000, unsecured                                     --            8,745


Note payable, interest at 11.65%, monthly principal and interest payments of
    $425, remaining unpaid principal and accrued
    interest due April 9, 2001, collateralized by an automobile                     17,391         20,720
                                                                               -----------    -----------

          Total Long-Term Debt                                                   1,764,819      2,047,656

          Less Current Installments                                             (1,764,819)      (719,380)
                                                                               -----------    -----------

          Long-Term Debt, excluding current installments                       $      --      $ 1,328,276
                                                                               ===========    ===========


   On May 1, 2000, the Company borrowed $100,000 under the terms of a 120 day note which bore interest at ten percent (10%) per annum. The note was secured by a restaurant building located in the Dallas area with a book value of $657,363. When the Company was unable to repay the note, the lender foreclosed on the building. The Company has recognized a loss of $557,363 on the foreclosure.

NOTE 5:  CONVERTIBLE DEBENTURES

   On May 29, 1998, the Company entered into an agreement to issue two trances of convertible debentures ("1998 Debentures") to accredited investors with a total face amount of $3,000,000. The 1998 Debentures bear interest at 6% and are convertible into shares of common stock of the Company based on a formula stated in the 1998 Debenture agreement.

   The 1998 Debenture holders converted $675,000 and $1,018,699 of the face amount of the 1998 Debentures into 408,388 and 9,858,932 shares of the company's common stock in 1998 and 2000, respectively.

   The remaining outstanding 1998 Debentures ($1,306,301) were converted into 1,309,920 shares of the Company's newly created Series A Preferred stock in 2001. (See Note 11).



                                   (Continued)

                      RESTAURANT TEAMS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           DECEMBER 31, 2000 AND 1999


NOTE 5:  CONVERTIBLE DEBENTURES (CONTINUED)

   On February 29 2000, the Company entered into an agreement to issue convertible debentures ("2000 Debentures") to accredited investors with a total face amount of $690,000. These 2000 Debentures bear interest at 8% and are convertible into shares of common stock of the Company. Because of the discount in the conversion feature of the 2000 Debentures, a Beneficial Conversion Feature was calculated by the Company in the amount of $174,000, which has been charged to interest expense in 2000.

   The 2000 Debentures were converted into 690,000 shares of the Company's newly created Series A Preferred stock in 2001. (See Note 11).

   In connection with the issuance of the Convertible Debentures, the Company issued to the investor and the placement agent warrants to purchase up to an aggregate of 150,000 and 50,000 shares, respectively, of the Company's stock with an exercise price equal to 110% of the average closing bid price for the five trading days immediately preceding the agreement date of $4.40 per share. These warrants are exercisable at any time through May 2003. These warrants were valued on the date of issuance at $2.00 per warrant which resulted in a decrease in the carrying value of the Convertible Debentures and a corresponding increase in stockholder's equity of $40,000. This discount is being accreted into interest expense over the life of the debentures, as adjusted for conversions to common stock.

NOTE 6:  RELATED PARTY TRANSACTIONS

   At December 31, 2000, the Company had two notes payable to related parties as follows:

      A $25,000 note payable to a stockholder. The note is unsecured and is due on demand.

      A $22,500 note payable to an employee. The note was due August 11, 2000, bears interest of 6% and is secured by certain restaurant equipment. The note was repaid on March 20, 2001.

   As of December 31, 1999, the Company had notes receivable due from related parties as follows:

      A $327,743 note from an entity owned by two stockholders.  The note is due
         December 31, 2000, and bears interest at 6%.

      A $39,000 note from a stockholder. The note is due December 31, 2000, bears interest at 6% and is uncollateralized.




                                   (Continued)

                      RESTAURANT TEAMS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           DECEMBER 31, 2000 AND 1999


NOTE 6:  RELATED PARTY TRANSACTIONS (CONTINUED)

   Both of the notes receivable, which were recorded in stockholders' equity at December 31, 1999, were retired when the Company accepted on June 30, 2000, 730,512 shares of Ness Energy International, Inc.'s ("Ness" a publicly traded company) common stock valued at $1,004,454. The difference ($637,711) has been credited to additional paid-in capital. Simultaneously, the Company distributed as a dividend to the common shareholders 702,923 shares of the Ness stock valued at $966,341.

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

   In 1997, the Company acquired two pieces of property from a related party (Four Seasons Marine & Cycle, Inc.). In 1998, the Company sold the two pieces of property to a sister corporation. In 1999, the sister corporation defaulted on the note. The Company took back the property and has included it with assets held for sale at December 31, 1999, in the amount of $1,286,155. In 2000, the two pieces of property became the subject of a bankruptcy proceeding, and a bankruptcy court deemed the sale of the property by Four Seasons to the Company in 1997 as a prohibited conveyance. The bankruptcy estate had the sales contract rejected by the court and reclaimed the estates right to the property. As a result the Company realized a loss of $1,286,155 on the foreclosure of the property.

   The Company has entered into two employment agreements, one with Stan Swanson and one with Curtis Swanson. The employment agreements provide for total base salaries of $250,000 in 2000, $275,000 in 2001, $325,000 in 2002, $375,000 in
   2003 and $225,000 in 2004. Salaries paid under the terms of the employment agreements were $109,137 during the year ended December 31, 2000. The unpaid amount ($140,803) is included in accrued expenses at December 31, 2000.


                      RESTAURANT TEAMS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           DECEMBER 31, 2000 AND 1999


NOTE 7:  INCOME TAXES

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax assets at December 31, 2000 and 1999, are set forth below. The Company had no material deferred tax liabilities at December 31, 2000 and 1999. The Company's valuation allowance increased by $3,291,000 and $1,197,000 in the years ended December 31, 2000 and 1999, respectively.

Deferred Tax Assets:                              2000           1999
                                              -----------    -----------
   Cash to Accrual Adjustment                 $    34,000    $    68,000
   Debenture Beneficial Conversion Feature        144,000         85,000
   Reserve for Litigation Settlement               40,000         40,000
   Deferred Rent                                   11,000          8,000
   Property and Equipment Depreciation             24,000         15,000
   Allowance on Assets Held for Sale               20,000         36,000
   Net Operating Loss                           4,270,000      1,000,000
                                              -----------    -----------
Total Deferred Tax Assets                       4,543,000      1,252,000
Valuation Allowance for Deferred Tax Assets    (4,543,000)    (1,252,000)
                                              -----------    -----------
              NET DEFERRED TAX ASSETS         $      --      $      --
                                              ===========    ===========

   The Company has a net operating loss of approximately $12,000,000 at December
   31, 2000, which may be applied to reduce future taxable income through the year 2019.

   The income tax benefit consists of the following:

                                                  2000           1999
                                              -----------    -----------
Federal Income Tax:
     Current Benefit                          $      --     $       --
     Deferred Benefit                                --           46,790
                                              -----------   ------------
                                              $      --     $     46,790
                                              ===========   ============

   The reconciliation between the expected tax at the federal U.S. corporate tax rate and the Company's consolidated actual tax is as follows:

                                                              Year Ended December 31,
                                                                2000            1999
                                                            -----------     -----------
     Loss Before Income Tax                                 $(9,598,566)    $(2,291,994)
     U.S. Corporate Tax Rate                                         34%             34%
                                                            -----------     -----------
     Expected Benefit                                         3,263,512         779,278

     Effect of Valuation Allowance on Deferred Tax Assets     3,263,512         732,488
                                                            -----------     -----------
                 Actual (Benefit)                           $      --       $    46,790
                                                            ===========     ===========


                      RESTAURANT TEAMS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           DECEMBER 31, 2000 AND 1999


NOTE 8:  LEASES

   The Company leases the land where restaurant buildings are located under non-cancelable lease agreements having terms that expire at various dates through fiscal 2017. The Company has options to renew the leases upon expiration for periods ranging from five to ten years. Total rental expense for operating leases amounted to approximately $642,000 and $224,000 in 2000 and 1999, respectively. The Company also pays real estate taxes, insurance, and maintenance expenses related to these leases.

   The Company currently leases three restaurant facilities to other operators under non-cancelable lease agreements, having terms that expire at various dates through 2015. Assets subject to these leases totaling approximately $1,934,000 and related accumulated depreciation of $285,000 are included in property and equipment at December 31, 2000. Total rental income was approximately $284,00 and $115,000 in 2000 and 1999, respectively.

   Future minimum lease commitments and rentals at December 31, 2000 under operating leases having an initial or remaining noncancellable term of one year or more are:

                                                                 Lease
                                          Lease                  Rental
                                       Commitments               Income
                                      ------------           -------------
      Years Ended December 31,
               2001                   $    643,433           $     192,000
               2002                        468,126                 196,000
               2003                        402,314                 196,000
               2004                        374,009                 114,000
               2005                        385,552                  53,000
             Thereafter                  2,985,834                 505,000
                                      ------------           -------------

       Total Minimum Rentals          $  5,259,268           $   1,256,000
                                      ============           =============


NOTE 9:  STOCKHOLDERS' EQUITY (DEFICIT)

   Common Stock

   As a part of the agreement to convert the $1,996,301 in convertible debentures to Series A Preferred Stock the Company is obligated to effect a reverse split of no less than 10 to 1. As of August 24, 2001 such reverse split has not been consummated.




                                   (Continued)

                      RESTAURANT TEAMS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           DECEMBER 31, 2000 AND 1999


NOTE 9:  STOCKHOLDERS' EQUITY (CONTINUED)

   Preferred Stock
   ---------------

   The Company has 10,000,000 shares of preferred stock authorized. The preferred stock may be issued with rights or preferences as determined by the board of directors. There was no preferred stock outstanding as of December
   31, 2000.

   Stock Options
   -------------

   The Company has authorized the granting of options covering a total of 1,200,000 shares of the Company's common stock to key employees, officers, directors and certain consultants of the Company. All options granted have five-year terms and become fully exercisable when granted.

   A summary of the Company's outstanding stock option transactions is as follows:


                                                           Year Ended December 31,
                                               ---------------------------------------------
                                                        2000                    1999
                                               ---------------------   ---------------------
                                                            Weighted                Weighted
                                                            Average                 Average
                                                            Exercise                Exercise
                                                   Shares     Price      Shares       Price
                                               ----------   --------   ----------   --------
     Outstanding at Beginning of Year             897,072   $   2.57      897,072   $   2.57
       Granted                                          -          -            -          -
       Exercised                                        -          -            -          -
       Forfeited                                 (103,572)      (.17)           -          -
                                               ----------              ----------

     Outstanding at End of Year                   793,500   $   2.72      897,072   $   2.57
                                               ==========   ========   ==========   ========

   Options Exercisable at End of Year             793,500   $   2.72      897,072   $   2.57
                                               ==========   ========   ==========   ========

   Weighted Average Fair Value of Options
     Granted During the Year                   N/A                     N/A


   The weighted average remaining  contractual life of those options is 1.52 and
   2.03 years in 2000 and 1999, respectively. The exercise prices of outstanding options range from $.10 to $4.43 as of December 31, 2000 and 1999. In connection with the Company's stock option plan, 406,500 shares of common stock have been reserved for future issuance.


                                   (Continued)

                      RESTAURANT TEAMS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           DECEMBER 31, 2000 AND 1999


NOTE 9:  STOCKHOLDERS' EQUITY (CONTINUED)

   Warrants
   --------

   The Company has 1,069,000 outstanding warrants to acquire shares of the Company's common stock ranging in price from $1.00 to $5.00 per share as follows:

   As discussed in Note 5, the Company has issued warrants to purchase up to 200,000 shares of the Company's common stock at $4.40 per share in connection with the issuance of convertible debentures in 1998. These warrants are exercisable at any time through May 17, 2002.

   Effective January 1, 1999, the Company issued to existing stockholders warrants to purchase up to approximately 669,000 shares of the Company's common stock with an exercise price of $5.00 per share. These warrants are exercisable at any time through December 2003.

   In connection with the attempt to acquire Fatburger, the Company issued warrants to acquire 150,000 shares of the Company's common stock at an exercise price of $2.50 per share. These warrants are exercisable at any time through May 14, 2004.

   In connection with the settlement of legal fees through the issuance of common stock the Company issued warrants to acquire 50,000 shares of the Company's common stock at an exercise price of $1.00 per share. These warrants are exercisable at any time through March 5, 2005.

NOTE 10:  COMMITMENTS AND CONTINGENCIES

   Settlement with Debentures Holders
   ----------------------------------

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





                                   (Continued)

                      RESTAURANT TEAMS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           DECEMBER 31, 2000 AND 1999


NOTE 10:  COMMITMENTS AND CONTINGENCIES (CONTINUED)

   Loan Default Litigation
   -----------------------

   As of December 31, 1999, the Company was in default of a promissory note agreement that matured August 26, 1999. In February 2000, the holder of the promissory note filed a lawsuit seeking damages of unpaid principal and accrued interest totaling approximately $444,000, plus attorney's fees. A court awarded the holder of the note a judgment in the amount of $522,900. The judgment was acquired by W/F Investment Corp. ("W/F"). As part of the settlement W/F converted $400,000 of the judgment into 10,680,908 shares of the Company's common stock. The remaining $122,900 is carried as a note payable.

NOTE 11:  SUBSEQUENT EVENTS

   In February of 2001, the Company and the debentures holders agreed to convert the debentures and accrued interest into 500,000 shares of common stock of the company and 1,999,920 shares of the Company's Convertible Exchangeable Series A Preferred Stock (Series A Stock). The Series A Stock has a par value of $.10 per share, bears interest at 10% per annum on the face value of $1,999,920, provides for a preferred liquidation preference of $1.00 per share plus any unpaid accumulated dividends in the event of dissolution, liquidation or winding up of the Company and has no voting rights. The holders of the Series A Stock may at their option convert the Series A Stock to common stock of the Company at any time as follows: (a) at one dollar ($1) per share for each share of common stock during the first twelve months or,
   (b) after the first twelve (12) months, based on 80% of the market value of the common stock at the time of conversion. The Company has the right to redeem the Series A Stock upon cash payment of the greater of the market price of the Company's common stock prior to redemption or 110% of the face value plus accrued but unpaid dividends.

   In March 2001, the Board of Directors of the Company approved the issuance of 1,000,000 shares of Series B Convertible Preferred stock ("Series B") in exchange for 1,000,000 shares of common stock owned by Curtis A. Swanson and Stanley L. Swanson. The Series B stock has no par value, has full voting power with respect to all actions taken by shareholders, carries a 50 to 1 voting right as compared to common shares with anti-dilution rights, is convertible into 1 share of Common Stock and is non transferable prior to conversion into Common Stock.

   On May 9, 2001, the Company acquired all franchise rights to McConnell's Fine Ice Cream for a promise to pay $50,000 in the form of a note payable and the issuance of 500,000 shares of the Company's common stock from W/F Investment Corp (a major shareholder of the Company). McConnell's is a well-established Santa Barbara, California based brand of Ice Cream.

   On November 14, 2000, the Board of Directories authorized the issuance of 200,000 shares of the Company's common stock in settlement of approximately $38,000 owed to a law firm. The 200,000 shares of stock was not issued until 2001.


                                   (Continued)

                      RESTAURANT TEAMS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           DECEMBER 31, 2000 AND 1999


NOTE 11:  SUBSEQUENT EVENTS (CONTINUED)

   On August 17, 2001, the Company issued 10,000,000 shares of its common stock to It-Is, Inc., in connection with legal action, which may be brought against the Company's debenture holders.

NOTE 12: QUARTERLY FINANCIAL DATA (UNAUDITED)

   Quarterly financial data for the year ending December 31, 2000, is as follows:

                                               Income (Loss) Before            Net Income               Earnings
                                                 Income Taxes, And            (Loss) From           (Loss) Per Share
                                 Revenues     Discontinued Operations    Continuing Operations    Continuing Operations
                               -----------    -----------------------    ---------------------    ---------------------
     2000
     ----

     December                  $(3,222,240)       $(3,475,403)                $(3,475,403)              $ (.21)
     September                   1,143,831         (4,787,588)                 (4,787,588)                (.37)
     June                        1,589,043         (1,664,548)                 (1,664,548)                (.16)
     March                       1,513,260             96,849                      96,849                  .01


NOTE 13:  GOING CONCERN

   The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

   As shown in the accompanying financial statements the Company has experienced significant operating losses. The continuance of such losses creates an uncertainly as to the Company's ability to continue as a going concern. Management of the Company has taken steps to reduce operating expenses and increase revenue. The ability of the Company to continue as a going concern is dependent upon the success of these actions and the ability of the Company to find additional capital until such time as operations turn positive. The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amounts of liabilities that might be necessary should the Company be unable to continue as a going concern.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

The Company did not have any disagreements with its accountants on any matters of accounting or financial disclosure. The Company did change auditors from Hein + Associates, LLP to Killman, Murrell, and Company, PC as is reflected in the Company's Form 8-K filed with the Securities and Exchange Commission on July 30, 2001.

Part III.

Item 9.  Directors, Executive Officers, Promoters and Control Persons


The Directors and Officers of the Company are set forth below.

Name                       Age             Position              In Office Since
--------------------------------------------------------------------------------
Stanley L. Swanson          57        Chief Executive Officer          1990
                                       Chairman of the Board
                                           Of Directors

Curtis A. Swanson           33        Director, Treasurer              1990
                                          President, &
                                      Chief Financial Officer

Carole A. Swanson           59             Secretary                   1990


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

Family relationships among Officers and Directors:

Stanley L. Swanson and Carole A. Swanson are husband and wife. Curtis A. Swanson is the son of Stanley L. and Carole A. Swanson.


BUSINESS EXPERIENCE OF DIRECTORS AND OFFICERS

Stanley L. Swanson, a founder of the Company, has served as President and Chairman of the Board since its inception in May, 1990. In addition to developing the Company's overall business strategy and expansion plans, Mr. Swanson is responsible for selection and negotiations for all future locations. Prior to establishing the first restaurant in Marshall, Texas in June, 1989, Mr Swanson was the President and CEO of Canaan Enterprises, Inc., a Montana corporation involved in the development of real estate franchises within the state. Under Mr. Swanson's leadership, the company grew from 1 franchise in 1986 to 10 franchises by 1988. It was at this time that Mr. Swanson sold his holdings in Canaan Enterprises, Inc., in order to begin and fund the first stage of growth in what is now Restaurant Teams International, Inc. From 1981 to 1986 Mr. Swanson was a real estate broker in the state of Montana, where he owned and operated two real estate sales and development companies. From 1972 until 1981 Mr. Swanson was an entrepreneur in the restaurant industry, owning and successfully operating two restaurant establishments. From 1962 until 1972 Mr. Swanson played professional baseball, where he was primarily associated with the Cincinnati Reds and Montreal Expos organizations.

Curtis A. Swanson has been Executive Vice President and Treasurer of the Company since its inception in May, 1990. Mr. Swanson handles all financial matters and day to day operations for the Company. Prior to his involvement with the Company, Mr Swanson was an officer in Canaan Enterprises, Inc. from 1986 to 1988. His duties with Canaan Enterprises, Inc. included the sales, set-up, and oversight of franchises within the state of Montana. From 1987 to 1989 Mr. Swanson owned and operated two real estate franchises, a video rental store, and a pizza establishment.

Carole A. Swanson, wife of Stanley L. Swanson and co-founder of the Company has served as Secretary of the Company since its inception in May, 1990. Mrs. Swanson was involved with her husband in the selling of real estate in Montana from 1981 to 1988. She also worked in the management of all restaurant operations her husband was involved in from 1972 to 1981. From 1954 to 1966 Mrs. Swanson worked in various capacities for the Blue Circle restaurants, a family owned drive-in restaurant chain established by her father in Knoxville, TN. The chain eventually grew to 30 locations throughout the south. Her restaurant experience includes the establishment and supervision of an employee-training program, day-to-day operations and management, as well as overall business management and record keeping for the organization.

Item 10.   Executive Compensation

Year    Name of Individual    Capacities in which                     Aggregate
                              Remuneration was received             Remuneration
--------------------------------------------------------------------------------

2000    Stanley L. Swanson    Chief Executive Officer                 $150,000
2000    Curtis A. Swanson     Chief Financial Officer                 $100,000
1999    Stanley L. Swanson    President & Chief Executive Officer     $ 57,000
1999    Curtis A. Swanson     Chief Financial Officer                 $ 53,000
1998    Stanley L. Swanson    Chief Executive Officer                 $ 55,000
1998    Curtis A. Swanson     Chief Financial Officer                 $ 52,000

The Company has entered into two employment agreements, one with Stan Swanson and one with Curtis Swanson. The employment agreements provide for total base salaries of $250,000 in 2000, $275,000 in 2001, $325,000 in 2002, $375,000 in
2003 and $225,000 in 2004. Salaries paid under the terms of the employment agreements were $109,137 during the year ended December 31, 2000. The unpaid amount ($140,803) is included in accrued expenses at December 31, 2000. Subsequent to year-end in March of 2001 Messrs Curtis and Stanley Swanson exchanged their accrued salary along with 500,000 shares of common stock each to the Company in exchange for 500,000 shares each of Series B Preferred Stock. (See Note 11 to the Audit "Subsequent Events")

No options were granted to any employees or otherwise in the years 1999 or 2000.


A summary of the Company's outstanding stock option transactions is as follows:

                                                        Year Ended December 31,
                                            -------------------------------------------
                                                    2000                   1999
                                            --------------------    -------------------
                                                        Weighted               Weighted
                                                        Average                Average
                                                        Exercise               Exercise
                                             Shares      Price       Shares     Price
                                            --------    --------    --------   --------
     Outstanding at Beginning of Year        897,072    $   2.57     897,072   $   2.57
       Granted                                  --          --          --         --
       Exercised                                --          --          --         --
       Forfeited                            (103,572)       (.17)       --         --
                                            --------                --------

     Outstanding at End of Year              793,500    $   2.72     897,072   $   2.57
                                            ========    ========    ========   ========

   Options Exercisable at End of Year        793,500    $   2.72     897,072   $   2.57
                                            ========    ========    ========   ========

   Weighted Average Fair Value of Options
     Granted During the Year                N/A                     N/A


The weighted  average  remaining  contractual  life of those options is 1.52 and
2.03 years in 2000 and 1999, respectively. The exercise prices of outstanding options range from $.10 to $4.43 as of December 31, 2000 and 1999. In connection with the Company's stock option plan, 406,500 shares of common stock have been reserved for future issuance.

Item 11.    Security Ownership of Certain Beneficial Owners and Management.

   The following table sets forth the number of shares of Common Stock of the Company owned by (i) each of the three highest paid persons who are officers and or directors, (ii) all directors and officers as a group, and (iii) each person of record who beneficially owns 10% or more of the outstanding Common Stock of the Company as of December 31, 2000.

--------------------------------------------------------------------------------
Title of         Name & address            Amount owned            Percent
class              of owner                                       of class
--------------------------------------------------------------------------------
Common
Stock         Stan & Carole Swanson           1,070,831                3%
              3216 Page Rd.
              Longview, TX  75601

Common
Stock         Curtis Swanson                    823,476                2%
              3218 Page Rd.
              Longview, TX  75601

Common
Stock         W/F Investment Corp            10,680,908               29%
              1900 Avenue of the Stars
              Suite 2410
              Los Angeles, CA  90067

Item 12.    Certain Relationships and Related Transactions.

   At December 31, 2000, the Company had two notes payable to related parties as follows:

   A $25,000 note payable to a stockholder. The note is unsecured and is due on demand.

   A $22,500 note payable to an employee. The note was due August 11, 2000, bears interest of 6% and is secured by certain restaurant equipment. The note was repaid on March 20, 2001.

   As of December 31, 1999, the Company had notes receivable due from related parties as follows:

   A $327,743 note from an entity owned by two stockholders. The note is due December 31, 2000, and bears interest at 6%.

   A $39,000 note from a stockholder. The note is due December 31, 2000, bears interest at 6% and is uncollateralized.

   Both of the notes receivable, which were recorded in stockholders' equity at December 31, 1999, were retired when the Company accepted on June 30, 2000, 730,512 shares of Ness Energy International, Inc.'s ("Ness" a publicly traded company) common stock valued at $1,004,454. The difference ($637,711) has been credited to additional paid-in capital. Simultaneously, the Company distributed as a dividend to the common shareholders 702,923 shares of the Ness stock valued at $966,341.

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

   In 1997, the Company acquired two pieces of property from a related party (Four Seasons Marine & Cycle, Inc.). In 1998, the Company sold the two pieces of property to a sister corporation. In 1999, the sister corporation defaulted on the note. The Company took back the property and has included it with assets held for sale at December 31, 1999, in the amount of $1,286,155. In 2000, the two pieces of property became the subject of a bankruptcy proceeding, and a bankruptcy court deemed the sale of the property by Four Seasons to the Company in 1997 as a prohibited conveyance. The bankruptcy estate had the sales contract rejected by the court and reclaimed the estates right to the property. As a result the Company realized a loss of $1,286,155 on the foreclosure of the property.

   The Company has entered into two employment agreements, one with Stan Swanson and one with Curtis Swanson. The employment agreements provide for total base salaries of $250,000 in 2000, $275,000 in 2001, $325,000 in 2002, $375,000 in
   2003 and $225,000 in 2004. Salaries paid under the terms of the employment agreements were $109,137 during the year ended December 31, 2000. The unpaid amount ($140,803) is included in accrued expenses at December 31, 2000.

Part III. EXHIBITS

Item 13.  Exhibits and Reports on Form 8-K. Part III.  EXHIBITS

   (a) Hereafter set forth as exhibits to the Form 10-KSB of Restaurant Teams International, Inc and incorporated by reference are the following exhibits:

No. as per Part III
Form 1A                   Description of Exhibits
------------------------- -----------------------

     2.1*                 Articles of Incorporation

     2.21***              Amendment to Articles of Incorporation

     2.22***              Articles of  Amendment

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

*** Previously filed as an exhibit to the Company's annual proxy statement (File No. 001-13559) filed with the Securities and Exchange Commission.

                                   SIGNATURES

         The undersigned registrant hereby amends and restates its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

         In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, this 17th day of September 2001.


                                         Registrant


                                  By: /s/ Stanley L. Swanson
                                      Stanley L. Swanson
                                      Chairman of the Board of Directors
                                        and Chief Executive Officer


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

September 17, 2001


                                  By:  /s/ Curtis A. Swanson
                                      Curtis A. Swanson, Director
                                      Vice President and Chief Financial Officer