Form 10QSB/A
period 2001-03-31
RESTAURANT TEAMS INTERNATIONAL INC
filed 2001-09-17
CIK 921066

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 Form 10-QSB/A-1

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001
                                                 --------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from              to
                                          ------------    ------------

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]


Number of shares outstanding of each of the issuer's classes of common stock, as of August 17, 2001: 49,574,663 shares of common stock, par value $.01.

                      RESTAURANT TEAMS INTERNATIONAL, INC.


                                                                        Page No.
                                                                        --------

PART I         FINANCIAL INFORMATION..................................      2

Item 1.        Financial Statements...................................      2
               --------------------

               Table of Contents to Financial Information.............      3

               Condensed Balance Sheets for the Periods
               Ended March 31, 2001 and December 31, 2000.............      4

               Condensed Statements of Continuing Operations For the Three-Month Periods Ended March 31, 2000 and
               March 31, 2001.........................................      6

               Condensed Statements of Cash Flows for the Three-Month
               Periods Ended March 31, 2000 and March 31, 2001........      7

               Notes to interim financial statements..................      8

Item 2.        Management's Discussion and Analysis of
               ---------------------------------------
               Financial Condition and Results of Operations..........      9
               ---------------------------------------------


PART II        OTHER INFORMATION......................................     10

Item 2.        Changes in Securities..................................     10
               ---------------------

Item 4.        Submission of Matters to a Vote of Security Holders....     10
               ---------------------------------------------------

Item 6.        Exhibits and Reports on Form 8-K.......................     10
               --------------------------------

Signatures     .......................................................     11

Exhibit Index  .......................................................     12

Item  1.  FINANCIAL STATEMENTS






                      Restaurant Teams International, Inc.
                              Financial Statements
                              As of March 31, 2001

                      Restaurant Teams International, Inc.

                              Financial Statements


                              As of March 31, 2001


                                    Contents
Financial Statements

Balance Sheet .................................................................4
Statements of Operations ......................................................6
Statements of Cash Flow........................................................7
Notes..........................................................................8

                      Restaurant Teams International, Inc.
                            Condensed Balance Sheets

                                                  Dec. 31, 2000   March 31, 2001

ASSETS

CURRENT ASSETS
  Cash                                               $   59,133       $   32,640
  Inventories                                             6,225            6,743
  Marketable Securities                                  24,140                0
                          Total Current Assets           89,498           39,383

PROPERTY AND EQUIPMENT, net                           2,680,238        2,657,738

OTHER ASSETS
  Assets Held for Sale, net                             257,000          257,000

Assets of discontinued operations, net                   84,607                0

TOTAL ASSETS                                          3,111,343        2,954,121


LIABILITIES AND SHAREHOLDERS EQUITY

CURRENT LIABILITIES
  Amounts due related parties, net                                             47,500              0
  Accounts Payable                                                            446,869        421,027
  Accrued Expenses and Other Liabilities                                      831,232        501,906
  Income Tax Payable                                                           10,000         10,000
  Current Portion of Long Term Debt                                         1,764,819      1,764,819
                                              Total current liabilities     3,100,420      2,697,758

CONVERTIBLE DEBENTURES                                                      1,996,301              0

DEFERRED LIABILITIES                                                           32,638         32,638

SHAREHOLDERS EQUITY
  Preferred Stock Series A                                                          0      1,999,920
  Preferred Stock Series B                                                          0        143,803
  Common Stock                                                                365,814        388,897
  Additional Paid In Capital                                               12,265,653     12,737,003
  Treasury Stock                                                             (773,456)      (773,456)
  Accumulated Deficit                                                     (13,876,027)   (13,876,027)
  Current Earnings                                                                  0       (396,409)
                                                                          -----------    -----------
                                              Total Stockholders Equity    (2,018,016)       223,731

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY                                   3,111,343      2,954,121



                      Restaurant Teams International, Inc.
                  Condensed Statement of Continuing Operations

                                                                        March 31, 2001    March 31, 2000
REVENUES
  Restaurant Sales                                                             180,664           187,611
  Rental Income                                                                 60,978            78,662
                                                                              --------          --------
                                 Total Revenues                                241,642           266,273

OPERATING COSTS AND EXPENSES
  Cost of sales                                                                 62,622            65,664
  Labor and benefits                                                            71,968            57,221
  Other operating expenses                                                      34,409           142,224
  General & Administrative Expenses                                            176,995           218,095
  Depreciation & Amortization Expenses                                          22,500            22,500
                                                                              --------          --------
                                 Total Operating Costs & Expenses              368,494           505,704

                                 Operating Income (Loss)                      (126,852)         (239,431)

NON-OPERATING (INCOME) EXPENSE
  Interest Expense                                                              53,544           253,870
  Loss (Gain) on discontinued operations                                       216,012           (58,214)
  Other income                                                                       0                 0

                                 Total Non-Operating (Income) Expense          269,556           195,656

LOSS BEFORE INCOME TAXES                                                      (396,408)         (435,087)

INCOME TAX BENEFIT                                                                   0                 0

NET INCOME (LOSS)                                                             (396,408)         (435,087)

NET LOSS PER COMMON SHARE, basic & diluted                                       (0.01)            (0.03)



                      Restaurant Teams International, Inc.
                       Condensed Statements of Cash Flows

                                                                            Three Months Ended
                                                                            ------------------
                                                                     March 31, 2001    March 31, 2000
                                                                     --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                                       $  (396,408)      $  (435,087)
         Adjustments to reconcile net loss to
              net cash provided by operating activities:
                  Depreciation and amortization                              22,500           116,975
                           Amortization of discount and issuance
                      costs of convertible debentures                             0            26,540
                  Loss (gain) on sale of assets                                   0           (28,140)
                  Net change in operating assets and liabilities:
                  Increase in accounts receivable                                 0          (498,070)
                  Increase in inventories                                      (519)          (30,604)
                  Increase in other current assets                           24,140                 0
                  Increase (decrease) in accounts payable
                      and accrued expenses                                 (355,168)       (1,045,621)
                  Increase (decrease) in notes due related parties          (47,500)                0
                                                                        -----------       -----------

                  Net cash provided by operating activities                (752,955)          328,423

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of property and equipment                                      0          (180,116)
         Proceeds from sale of property and equipment                             0            70,000
         Payments in connection with Fatburger Acquisition (Pending)              0           (45,000)
         Payments in connection with current acquisitions                         0          (350,000)
         Change is assets of discontinued operations                         84,607                 0
         Cash acquired in current acquisitions                                 --              20,000
                                                                        -----------       -----------
                  Net cash used in investing activities                      84,607          (485,116)

CASH FLOWS FROM FINANCING ACTIVITIES:
         Change in Convertible Debentures                                (1,996,301)                0
         Change in Common Stock                                              23,803                 0
         Change in Contributed Capital                                      471,350                 0
         Change in Series A Preferred Stock                               1,999,920                 0
         Change in Series B Preferred Stock                                 143,803                 0
         Principal payments of long-term debt                                     0           (24,264)
         Proceeds from issuance of note payable and debentures                    0           275,000
                                                                        -----------       -----------
                  Net cash provided by (used in) financing activities       641,855           250,736

NET INCREASE  (DECREASE) IN CASH                                            (26,493)           94,043

CASH AT BEGINNING OF PERIOD                                                  59,133             2,521
                                                                        -----------       -----------

CASH AT END OF PERIOD                                                   $    32,640       $    96,564
                                                                        ===========       ===========


                                                                               7
Note 1.   Basis of Presentation

          The condensed financial statements of Restaurant Teams International, Inc. (the "Company") as of March 31, 2000 and March 31, 2001 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The Company operates one restaurants under the name Street Talk Cafe and owns three other facilities which it leases to other operators.

          The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. However, these operating results are not necessarily indicative of the results expected for the full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principals have been omitted pursuant to such rules and regulations. The notes to the condensed financial statements should be read in conjunction with the notes to the financial statements contained in the Form 10-KSB A-1 for the fiscal year ended December 31, 2000. Company management believes that the disclosures are sufficient for interim financial reporting purposes.

Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS ON PLAN OF OPERATION

Forward-Looking Statements

         This Quarterly Report on Form 10-QSB includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which can be identified by the use of forward-looking terminology such as, "may", "believe", "expect", "intend", "anticipate", "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. All statements other than statements of historical fact included in this Form 10-QSB, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors with respect to any such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed in this Form 10-QSB, including, without limitation, in conjunction with the forward-looking statements included in this Form 10-QSB, and in the Company's Annual Report on Form 10-KSB A-1 for the year ended December 31, 2000. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, but are not limited to, the newness of the Company, the need for additional capital and additional financing, the Company's limited restaurant base, lack of geographic diversification, the risks associated with expansion, a lack of marketing experience and activities, risks of franchising, seasonability, the choice of site locations, development and construction delays, need for additional personnel, increases in operating and food costs and availability of supplies, significant industry competition, government regulation, insurance claims and the ability of the Company to meet its stated business goals. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.


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

Results of Operations

Comparison of Periods Ended March 31, 2000 and March 31, 2001.

         Revenues. Continuing operating revenues for period ended March 31, 2000 were $266,273, with an operating loss of $239,431.

         Continuing operating revenues for period ended March 31, 2001 were $241,642, a 9% decrease from 2000, with an operating loss of $126,852. The 9% decrease in revenues from 2001 is attributed to the decline in sales at the Company's Colony location due to the opening of several new restaurants in the area.

         Costs and Expenses. Costs and expenses for the period ended March 31, 2001 decreased by $137,210 or 17% to $368,494 as compared to $505,704 for the corresponding period ended March 31,2000. This was primarily due to the sale of the Tanner's restaurants and the lack of operating expenses associated with the Regulatory Solutions division. General and Administrative Costs in 2001 decreased by 19% to $176,995 as compared to $218,095 in 2000. This decrease was primarily due to the previous years development of infrastructure in anticipation of the future growth and acquisitions. Interest expense in 2001 decreased by $200,326 to $53,544 from $253,870 in 2000.

         Net Income. The Company had a net loss for the period ended March 31, 2001 of $396,408 compared to net loss of $435,087 for the period ended March 31, 2000, representing a loss of ($.01) and ($.03) per share, respectively.


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

PART II -  OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES

On March 15, 2001, the Board of Directors of the Company approved the issuance of 1,000,000 shares of Series B Convertible Preferred stock ("Series B") in exchange for 1,000,000 shares of common stock owned by Curtis A. Swanson and Stanley L. Swanson and $143,803 in relinquishment of accrued salaries. The Series B stock has no par value, has full voting power with respect to all actions taken by shareholders, carries a 50 to 1 voting right as compared to common shares with anti-dilution rights, is convertible into shares of Common Stock on a 1 for 1 basis and is non transferable prior to conversion into Common Stock.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Hereafter set forth as an exhibit to the Form 10-QSB of Restaurant Teams International, Inc. is the following exhibit:

                  No.               Description of Exhibit
                  ---               ----------------------

                  27                Financial Data Schedule

         (b)      Current Reports on Form 8-K:

                  8-K reporting the change in auditors from Hein & Associates, LP to Killman Murrell & Company filed with the Securities and Exchange Commission on July 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Restaurant Teams International,Inc.
                                 (Registrant)


Date:  September 6, 2001         By: /s/ Stanley L. Swanson
                                     ----------------------
                                     Stanley L. Swanson, Chief Executive Officer
                                     (Duly Authorized Signatory)


Date:  September 6, 2001         By: /s/ Curtis A. Swanson
                                     ---------------------
                                     Curtis A. Swanson, Chief Financial Officer
                                     and Executive Vice President
                                     (Duly Authorized Signatory)

                                  EXHIBIT INDEX


No.               Description of Exhibit
---               ----------------------

27                Financial Data Schedule

                                Exhibit to 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 8-K
                                 CURRENT REPORT

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        Date of Report (Date of Earliest event reported): April 30, 2001

                      Restaurant Teams International, Inc.
             (Exact name of registrant as specified in its charter)


     State of Texas                     001-13559                 75-2337102
(State of incorporation)          (Commission File No.)     (IRS Employer
                                                             Identification No.)



                                 P.O. Box 5310
                              Longview, Texas 75608
               (Address of principal executive offices) (Zip code)

                          911 N.W. Loop 281, Suite 111
                              Longview, Texas 75604
             (Former name of address, if changed since last report).

Item 4.  CHANGE IN REGISTRANT'S CERTIFYING ACCOUNTANT.

At a meeting held on July 27, 2001, the Board of Directors of the Company approved the engagement of Killman, Murrell, & Company, P.C., a regional firm which specializes in SEC work, as its independent auditors for the fiscal year ending December 31, 2000 to replace the firm of Hein & Associates, LLP. The audit committee of the Board of Directors approved the change in auditors on the same date.

The change was made due to the desire of management to reduce costs in an effort to return the company to profitability.

The report of Hein & Associates LLP on the Company's financial statements for the past fiscal year did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audit of the Company's financial statements for the fiscal year ended December 31, 1999, and in the subsequent interim period, there were no disagreements with Hein & Assoicates LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Hein & Associates LLP would have caused Hein & Associates LLP to make reference to the matter in their report.

The Company has requested Hein & Associates LLP to furnish it a letter addressed to the Commission stating whether it agrees with the above statements. A copy of that letter, dated July 27, 2001 is filed as Exhibit 1 to this Form 8-K, as required by Item 304 (a) (3) of Regulation S-K.


ITEM 7.  FINANCIAL STATEMENT, PRO FORMA FINANCIAL INFORMATION AND EXHIBITS.

         (a)      Financial Statements of Businesses Acquired.

                  None

         (b)      Pro Forma Financial Information

                  None

         (c)      Exhibits

                  16.1 Letter re change in Certifying Accountant.

                                                                      Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                           Restaurant Teams International, Inc.


Date: July 30, 2001                        By: /s/ Stanley L. Swanson
                                              -----------------------
                                           Stanley L. Swanson
                                           Chief Executive Officer
                                           (Signature)

Date: July 30, 2001                        By: /s/ Curtis A. Swanson
                                              ----------------------
                                           Curtis A. Swanson
                                           Chief Financial Officer
                                           (Signature)

                                INDEX TO EXHIBITS

         Exhibit No.                       Description
         -----------                       -----------

            16.1              Letter re change in Certifying Accountant