Form 10QSB
period 2001-06-30
RESTAURANT TEAMS INTERNATIONAL INC
filed 2001-09-17
CIK 921066

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001
                                                 -------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from            to
                                          ----------    ----------

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No[X]


Number of shares outstanding of each of the issuer's classes of common stock, as of August 17, 2001 49,574,663 shares of common stock, par value $.01.

                      RESTAURANT TEAMS INTERNATIONAL, INC.


                                                                        Page No.
                                                                        --------

PART I         FINANCIAL INFORMATION..................................      2

Item 1.        Financial Statements...................................      2
               --------------------

               Table of Contents to Financial Information.............      3

               Condensed Balance Sheets as of December 31, 2000 and
               June 30, 2001..........................................      4

               Condensed Statements of Continuing Operations For Three
               Month and Six Month Periods Ended June 30, 2000 and
               June 30, 2001..........................................      6

               Condensed Statements of Cash Flows for the Six-Month
               Periods Ended June 30, 2000 and June 30, 2001 .........      7

               Notes to Interim Condensed Financial Statements .......      8

Item 2.        Management's Discussion and Analysis of
               ---------------------------------------
               Financial Condition and Results of Operations..........      9
               ---------------------------------------------


PART II        OTHER INFORMATION......................................     11

Item 2.        Changes in Securities..................................     11
               ---------------------

Item 4.        Submission of Matters to a Vote of Security Holders....     11
               ---------------------------------------------------

Item 6.        Exhibits and Reports on Form 8-K.......................     11
               --------------------------------

Signatures     .......................................................     12

Exhibit Index  .......................................................     13

Item  1.  FINANCIAL STATEMENTS





                      Restaurant Teams International, Inc.
                              Financial Statements
                               As of June 30, 2001

                      Restaurant Teams International, Inc.

                              Financial Statements


                               As of June 30, 2001


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


                      Restaurant Teams International, Inc.
                            Condensed Balance Sheets

                                                           Dec. 31, 2000    June 30, 2001
ASSETS

CURRENT ASSETS
  Cash                                                           $59,133           $6,434
  Inventories                                                      6,225            7,357
  Marketable Securities                                           24,140                0
                               Total Current Assets               89,498           13,791

PROPERTY AND EQUIPMENT, net                                    2,680,238        2,635,238

OTHER ASSETS
  Assets Held for Sale, net                                      257,000          257,000
  Assets of discontinued operations,
    net                                                           84,607                0

TOTAL ASSETS                                                   3,111,343        2,906,029




LIABILITIES AND SHAREHOLDERS EQUITY

CURRENT LIABILITIES
   Amounts due related parties, net                                            47,500              0
  Accounts Payable                                                            446,869        398,779
  Accrued Expenses and Other Liabilities                                      831,232        580,934
  Income Tax Payable                                                           10,000         10,000
  Current Portion of Long Term Debt                                         1,764,819      1,764,819
                                              Total current liabilities
                                                                            3,100,420      2,754,532

CONVERTIBLE DEBENTURES                                                      1,996,301              0

DEFERRED LIABILITIES                                                           32,638         32,638

SHAREHOLDERS EQUITY
  Preferred Stock Series A                                                          0      1,999,920
  Preferred Stock Series B                                                          0        143,803
  Common Stock                                                                365,814        393,247
  Additional Paid In Capital                                               12,265,653     12,754,403
  Treasury Stock                                                             (773,456)      (773,456)
  Accumulated Deficit                                                     (13,876,027)   (13,876,027)
  Current Earnings                                                                  0       (523,031)
                                                                          -----------    -----------
                                              Total Stockholders Equity    (2,018,016)       118,859

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY                                   3,111,343      2,906,029



                      Restaurant Teams International, Inc.
                           Condensed Income Statements
                    For The Three and Six Month Periods Ended
                         June 30, 2000 and June 30, 2001

                                                      Three Months Ended               Six Months Ended
                                                           June 30                         June 30
                                                     2001            2000            2001            2000
                                                ------------    ------------    ------------    ------------
Revenues

     Restaurant sales                           $    183,728    $    190,312    $    364,392    $    377,923
     Rental income                                    60,978          78,662         121,951         157,324
                                                ------------    ------------    ------------    ------------
         Total revenues                              241,642         268,974         486,343         535,247

OPERATING COSTS AND EXPENSES

     Cost of sales                                    61,819          67,082         124,441         132,746
     Labor and benefits                              164,179          59,317         172,268         116,538
     Other operating expenses                         36,185         129,412          66,634         271,636
     General and administrative expenses              51,198         166,317         292,072         384,412
     Depreciation expense                             22,500          60,535          45,000          83,035

         Total operating costs and expenses          335,881         482,663         700,415         988,367

NON - OPERATING INCOME (EXPENSE)

     Interest expense                                (39,408)       (250,750)        (92,952)       (504,620)
     (Gain) Loss on Discontinued Operations             --            58,214            --           116,428

         Total non-operating income (expense)        (39,408)       (192,536)       (308,964)       (388,192)
                                                ------------    ------------    ------------    ------------

NET LOSS                                        $   (126,623)   $   (406,225)   $   (523,031)   $   (841,312)
                                                ============    ============    ============    ============

NET LOSS PER COMMON
   SHARE - basic and diluted                    $       (.00)   $       (.02)   $       (.01)   $       (.05)
                                                ============    ============    ============    ============

COMMON SHARES OUTSTANDING                         36,339,663       7,399,288      36,339,663       7,215,755



                      Restaurant Teams International, Inc.
                       Condensed Statements of Cash Flows

                                                                                Six Months Ended
                                                                                ----------------
                                                                         June 30, 2001   June 30, 2000
                                                                         -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                                         $  (523,031)    $  (841,312)
         Adjustments to reconcile net loss to
           net cash provided by operating activities:
               Depreciation and amortization                                   45,000         252,382
               Amortization of discount and issuance
                 costs of convertible debentures                                    0         251,823
               Write downs and impairment of RSI assets                             0         733,803
               Loss (gain) on sale of assets                                        0         (28,139)
         Net change in operating assets and liabilities:
               Increase in inventories                                         (1,133)        (35,056)
               (Increase) decrease in other current assets                     24,140         (15,002)
               Increase (decrease) in accounts payable
                 and accrued expenses                                        (298,397)        580,391
               Increase (decrease) in notes due to related parties            (47,500)              0
                                                                          -----------     -----------
               Net cash provided by operating activities                     (800,911)        898,890

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of property and equipment                                        0        (982,972)
         Payments in connection with acquisition of Fatburger (pending)             0        (295,000)
         Payments in connection with current acquisitions                           0        (225,000)
         Change in assets of discontinued operations                           84,607               0
                                                                          -----------     -----------
               Net cash used in investing activities                           84,607      (1,502,972)

CASH FLOWS FROM FINANCING ACTIVITIES:
         Change in Convertible Dentures                                    (1,996,301)              0
         Change in Common Stock                                                27,433               0
         Change in Contributed Capital                                        488,750               0
         Change in Series A Preferred Stock                                 1,999,920               0
         Change in Series B Preferred Stock                                   143,803               0
         Proceeds from issuance of note payable and debentures                      0         690,000
                                                                          -----------     -----------
               Net cash provided by (used in) financing activities            663,605         690,000

NET INCREASE  (DECREASE) IN CASH                                              (52,699)         85,918

CASH AT BEGINNING OF PERIOD                                                    59,133           2,521
                                                                          -----------     -----------

CASH AT END OF PERIOD                                                     $     6,434     $    88,439
                                                                          ===========     ===========


        See accompanying notes to these condensed financial statements.

                      Restaurant Teams International, Inc.
                 Notes To Interim Condensed Financial Statements
                         For the Six Month Period Ended
                                  June 30, 2001


Note 1.  Basis of Presentation

         The condensed financial statements of Restaurant Teams International, Inc. (the "Company") as of June 30, 1999 and June 30, 2000 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. However, these operating results are not necessarily indicative of the results expected for the full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principals have been omitted pursuant to such rules and regulations. The notes to the condensed financial statements should be read in conjunction with the notes to the financial statements contained in the Form 10-KSB A-1. Company management believes that the disclosures are sufficient for interim financial reporting purposes.

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

Results of Operations

         Comparison of Three Months Ended June 30, 2000 and 2001

         Revenues. For the three months ended June 30, 2001, the Company has generated revenues from continuing operations of $241,642 compared to revenues in the same period of 2000 of $268,974, a 10% decrease. The decrease in revenue is due primarily to the slow down in sales at the Company's Colony restaurant due to a number of new restaurant openings in the area during the period.

         Costs and Expenses. Costs and expenses for the three month period ended June 30, 2001 decreased by $146,782, or 30% to $335,881 as compared to $482,663 for the corresponding period of 2000. This decrease was due to the previous periods costs associated with the increase in overhead associated with the gearing up for the Tanner's and Regulatory Solutions, Inc. ("RSI") acquisitions.

         Net Loss. The Company had a net loss for the three months ended June 30, 2001 of $126,663 compared to net loss of $406,225 for the corresponding three months of 2000, representing a loss of $(.00) and $(.02) per share, respectively.

         Comparison of Six Months Ended June 30, 2000 and 2001

         Revenues. For the six months ended June 30, 2001, the Company has generated revenues from continuing operations of $486,343 compared to revenues in the same period of 2000 of $535,247, a 9% decline.

         Costs and Expenses. Costs and expenses for the six-month period ended June 30, 2001 decreased by $287,952, or 29% to $700,415as compared to $988,367 for the corresponding period of 2000.

         Net Loss. The Company had a net loss for the six months ended June 30, 2001 of $523,031compared to a net loss of $841,312 for the corresponding six months of 2000, representing a loss of $(.01) and $(.05) per share, respectively.

Liquidity and Capital Resources

         Historically, the Company has required capital to fund the operations and capital expenditure requirements of its Company-owned restaurants.

         The Company has negative working capital of $2,740,741 at June 30, 2001, a large portion of which represents the amount owed on it's notes payables which have matured or will mature in 2001. The Company is seeking to reorganize its debt structure and will attempt to refinance the amounts owed on notes payable for longer periods. There is no guarantee that the Company will be successful in its attempts to refinance and may be required to raise additional equity in the future to retire its outstanding debt obligations.

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