Form 10QSB
period 2001-09-30
RESTAURANT TEAMS INTERNATIONAL INC
filed 2001-11-19
CIK 921066

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001
                                               ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from            to
                                          ----------    ----------

                        Commission file number 001-13559
                                               ---------


                      Restaurant Teams International, Inc.
                 (Name of small business issuer in its charter)

                  Texas                                      75-2337102
     (State of other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                      Identification No.)

    2101 E. Loop 281, Longview, Texas                          75605
(Address of principal executive offices)                     (Zip Code)

                    Issuer's telephone number (903) 295-6800


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No[X]


Number of shares outstanding of each of the issuer's classes of common stock, as of October 24, 2001 49,764,663 shares of common stock, par value $.01.

                      RESTAURANT TEAMS INTERNATIONAL, INC.


                                                                       Page  No.

PART I      FINANCIAL INFORMATION..........................................

Item 1.     Financial Statements...........................................  2
            --------------------

            Table of Contents to Financial Information.....................  3

            Condensed Balance Sheets as of December 31, 2000 and
            September 30, 2001.............................................  4

            Condensed Statements of Continuing Operations
            For Three Month andNine Month Periods Ended
            September 30, 2000 and September 30, 2001  ....................  6

            Condensed Statements of Cash Flows for the Nine-Month
            Periods Ended September 30, 2000 and September 30, 2001 .......  7

            Notes to Interim Condensed Financial Statements ...............  8

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations..................  9
            ---------------------------------------------


PART II     OTHER INFORMATION.............................................. 11

Item 2.     Changes in Securities.......................................... 11
            ---------------------

Item 4.     Submission of Matters to a Vote of Security Holders............ 11
            ---------------------------------------------------

Item 6.     Exhibits and Reports on Form 8-K............................... 11
            --------------------------------

Signatures  ............................................................... 12


Item  1.  FINANCIAL STATEMENTS


                      Restaurant Teams International, Inc.
                              Financial Statements
                            As of September 30, 2001

                      Restaurant Teams International, Inc.

                              Financial Statements


                            As of September 30, 2001


                                    Contents
Financial Statements

Balance Sheet .............................................................  4
Statements of Operations ..................................................  6
Statements of Cash Flow....................................................  7
Notes......................................................................  8



                      Restaurant Teams International, Inc.
                            Condensed Balance Sheets

                                                                          Dec. 31, 2000    Sept. 30, 2001

ASSETS

CURRENT ASSETS
  Cash                                                                     $   59,133       $   42,188
  Inventories                                                                   6,225            6,871
  Marketable Securities                                                        24,140                0
                                              Total Current Assets             89,498           49,059

PROPERTY AND EQUIPMENT, net                                                 2,680,238        2,612,738

OTHER ASSETS
  Assets Held for Sale, net                                                   257,000          257,000
 Assets of discontinued operations,net                                         84,607                0
McConnell Franchise                                                                 0           55,000

TOTAL ASSETS                                                                3,111,343        2,973,797






LIABILITIES AND SHAREHOLDERS EQUITY

CURRENT LIABILITIES
   Amounts due related parties, net                                            47,500              0
  Accounts Payable                                                            446,869        398,779
  Accrued Expenses and Other Liabilities                                      831,232        627,084
  Income Tax Payable                                                           10,000         10,000
  Current Portion of Long Term Debt                                         1,764,819      1,764,819

                                              Total current liabilities     3,100,420      2,800,819

LONG TERM DEBT, net of current                                                      0         50,000

CONVERTIBLE DEBENTURES                                                      1,996,301              0

DEFERRED LIABILITIES                                                           32,638         32,638


SHAREHOLDERS EQUITY
  Preferred Stock Series A                                                          0      1,999,920
  Preferred Stock Series B                                                          0        143,803
  Common Stock                                                                365,814        497,647
  Additional Paid In Capital                                               12,265,653     12,758,903
  Treasury Stock                                                             (773,456)      (773,456)
  Accumulated Deficit                                                     (13,876,027)   (13,876,027)
  Current Earnings                                                                  0       (660,313)
                                                                          -----------    -----------
                                              Total Stockholders Equity    (2,018,016)        90,477

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY                                   3,111,343      2,973,797



                      Restaurant Teams International, Inc.
                           Condensed Income Statements
                   For The Three and Nine Month Periods Ended
                    September 30, 2000 and September 30, 2001

                                                      Three Months Ended               Nine Months Ended
                                                         September 30                    September 30
                                                     2001            2000            2001            2000
                                                 -----------------------------------------------------------
Revenues

     Restaurant sales                           $    139,521    $  1,065,053    $    503,913    $  3,945,101
     Regulatory services                                --              --              --           629,246
     Rental income                                    95,478          78,778         217,434         236,102
                                                ------------    ------------    ------------    ------------
         Total revenues                              234,999       1,143,831         721,347       4,810,449

OPERATING COSTS AND EXPENSES

     Cost of sales                                    48,825         401,921         173,266       1,389,378
     Labor and benefits                              102,019         594,285         461,674       1,711,434
     Other operating expenses                         20,368          64,228          87,002         627,097
     General and administrative expenses             132,419          25,218         237,104         241,637
     Bad debt expense                                   --              --              --           498,070
     Depreciation expense                             22,500          98,535          67,500         295,605
     Amortization expense                               --              --              --            61,127
     Inventory write-down                               --              --              --            80,000
     Goodwill impairment                                --              --              --           743,256
         Total operating costs and expenses          326,131       1,184,187       1,026,546       5,647,604

NON - OPERATING (INCOME) EXPENSE

     Interest expense                                 46,150         108,695         139,102         635,777
     (Gain) Loss on Discontinued Operations             --           107,000         216,012         108,861
     Other (income) loss                                --          (697,711)           --             4,454
     Acquisition                                        --         4,156,632            --         4,156,632
         Total non-operating income (expense)        (46,150)     (5,070,038)       (355,114)     (4,905,724)
                                                ------------    ------------    ------------    ------------
NET LOSS                                        $   (137,282)   $ (5,110,394)   $   (660,313)   $ (5,742,879)
                                                ============    ============    ============    ============

NET LOSS PER COMMON
   SHARE - basic and diluted                    $       (.00)   $       (.26)   $       (.01)   $       (.29)
                                                ============    ============    ============    ============

COMMON SHARES OUTSTANDING                         49,764,663      19,899,011      49,764,663      19,899,011



                      Restaurant Teams International, Inc.
                       Condensed Statements of Cash Flows

                                                                             Nine Months Ended
                                                                         Sept. 30,      Sept. 30,
                                                                            2001           2000
                                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                                       $  (660,313)   $(5,887,484)
         Adjustments to reconcile net loss to
              net cash provided by operating activities:
                  Depreciation and amortization                              67,500        326,732
                           Amortization of discount and issuance
                      costs of convertible debentures                             0        279,800
                  Write downs and impairment of RSI assets                        0        823,256
                  Write off of Fatburger Acquisition                              0      4,156,652
                  Loss (gain) on sale of assets                                   0         78,861
         Net change in operating assets and liabilities:
                  Increase in accounts receivable                                 0         (9,091)
                  Increase in inventories                                       646        (24.735)
                  (Increase)decrease in other current assets                 24,140        (15,002)
             Increase (decrease) in accounts payable
                      and accrued expenses                                 (363,530)       706,771
                  Increase (decrease) in notes due to related parties       (47,500)             0
                  Other                                                           0        (19,743)
                                                                        -----------    -----------
                  Net cash provided by operating activities                (979,057)       415,997

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of property and equipment                                      0       (982,972)
         Proceeds from sale of property and equipment                             0        100,000
         Payments in connection with current acquisitions                         0       (225,000)
         Payments in connection with current acquisitions                    55,000              0
         Change in assets of discontinued operations                         84,607              0
                                                                        -----------    -----------
                  Net cash used in investing activities                     139,607     (1,107,792)

CASH FLOWS FROM FINANCING ACTIVITIES:
         Change in Long Term Debt                                            50,000
         Change in Convertible Dentures                                  (1,996,301)             0
         Change in Common Stock                                             131,833              0
         Change in Contributed Capital                                      493,250              0
         Change in Series A Preferred Stock                               1,999,920              0
         Change in Series B Preferred Stock                                 143,803              0
         Proceeds from issuance of note payable and debentures                    0        690,000
                                                                        -----------    -----------
                  Net cash provided by (used in) financing activities       822,505        690,000

NET INCREASE  (DECREASE) IN CASH                                            (16,945)        (1,795)
CASH AT BEGINNING OF PERIOD                                                  59,133          2,521
                                                                        -----------    -----------
CASH AT END OF PERIOD                                                   $    42,188    $       726
                                                                        ===========    ===========

                      Restaurant Teams International, Inc.
                 Notes To Interim Condensed Financial Statements
                         For the Nine Month Period Ended
                               September 30, 2001


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

Overview

     The Company was organized in June of 1990 as Bosko's, Inc. under the laws of the State of Delaware. In November of 1992 the Company changed its name to Fresh'n Lite, Inc., and in November of 1995 the Company merged into a Texas corporation also bearing the name Fresh'n Lite, Inc. The Company subsequently changed its name to Restaurant Teams International, Inc. on September 15, 1998. The Company currently owns and operates one Street Talk Cafe restaurant in the Colony, Texas.

     In August 2001 the Company acquired the franchise rights to McConnell's Fine Ice Cream from W/F Investment Corp., a principal shareholder of the Company. McConnell's Fine Ice Cream is a 52-year-old company based in Santa Barbara, California that produces high-end ice cream products for distribution in retail outlets. To date there has been no attempt by the Company to expand on this concept but management is reviewing its options in this regard.

Subsequent Events

     On October 13, 2001 the Company entered into an agreement to acquire 100% of New Orleans, Louisiana based MedEx Systems, Inc. and Pegasus Pharmacy, Inc. for $25,000,000 worth of the Company's post split common stock at $7.10 per share or 3,521,127 shares. MedEx Systems, Inc. is a medical communications and technology company that provides wireless prescription writing solutions primarily geared towards the pain management segment. Pegasus Pharmacy, Inc. is the retail distribution division specializing in the filling of prescriptions generated by the MedEx Systems, Inc. technology. The Company has advanced $220,000 in the way of loans to MedEx Systems, Inc. as interim funding prior to closing. It is anticipated that $110,000.00 of this amount will be converted into contributed capital upon completion of the acquisition while the balance of $100,000.00 will be converted to inter-company debt.

     The Company's annual shareholder meeting is being held on December 6, 2001 where, among other things, the shareholders will be asked to approve a name change from Restaurant Teams International, Inc. to RTIN Holdings, Inc. to accurately reflect the Company's business strategies.

Results of Operations

     Comparison of Nine Months Ended September 30, 2000 and 2001

     Revenues. For the nine months ended September 30, 2001, the Company has generated revenues from continuing operations of $721,347 compared to revenues of continuing operations in the same period of 2000 of $781,413, an 8% decrease. The decrease in revenue is due primarily to the slow down in sales at the Company's Colony restaurant due to a number of new restaurant openings in the area during the period.

     Costs and Expenses. Costs and expenses for the nine-month period ended September 30, 2001 decreased by $9,171,668 or 87% to $1,381,660 as compared to $ 10,553,328 for the corresponding period of 2000. This decrease was due to the previous periods costs associated with the increase in overhead associated with the gearing up for the Tanner's and Regulatory Solutions, Inc. ("RSI") acquisitions and write offs associated with the abandoned Fatburger and RSI transactions.

     Net Loss. The Company had a net loss for the nine months ended September 30, 2001 of $660,313 compared to net loss of $5,742,879 for the corresponding nine months of 2000, representing a loss of $.01 and $.29 per share, respectively.


Liquidity and Capital Resources

     Historically, the Company has required capital to fund its capital expenditure requirements.

     The Company has negative working capital of $2,751,623 at September 30, 2001, a large portion of which represents the amount owed on it's notes payables which have matured or will mature in 2001. The Company is seeking to reorganize its debt structure and will attempt to refinance the amounts owed on notes payable for longer periods. There is no guarantee that the Company will be successful in its attempts to refinance and may be required to raise additional equity in the future to retire its outstanding debt obligations.

     The  Company's   principal   capital   requirements   are  the  funding  of
acquisitions and expansion.

                           PART II - OTHER INFORMATION


Item 2.  CHANGES IN SECURITIES

On March 15, 2001, the Board of Directors of the Company approved the issuance of 1,000,000 shares of Series B Convertible Preferred stock ("Series B") in exchange for 1,000,000 shares of common stock owned by Curtis A. Swanson and Stanley L. Swanson and $143,803 in relinquishment of accrued salaries. The Series B stock has no par value, has full voting power with respect to all actions taken by shareholders, carries a fifty to one (50:1) voting rights as compared to common shares with anti-dilution rights, and is convertible into shares of common stock on a one for one (1:1) basis and is non transferable prior to conversion into Common Stock.

The Company's board of directors approved the issuance of up to 5,500,000 shares of Series C Preferred stock ("Series C"). The Series C shares were offered and sold to existing shareholders of the Company. The offering has been fully subscribed. The Series C shares have no voting rights nor are they registered for resale. The shares are convertible one for one (1:1) into the common stock of the Company and are subject to a lock up provision which allows only ten percent (10%) of the holders' shares of Series C Preferred to be converted into common stock during any 30 day period.


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



                                            Restaurant Teams International, Inc.
                                            (Registrant)


Date:    November 19, 2001                  By:  /s/ Stanley L. Swanson
                                                 ----------------------
                                                 Stanley L. Swanson,
                                                 Chief Executive Officer
                                                 (Duly Authorized Signatory)


Date:    November 19, 2001                  By:  /s/ Curtis A. Swanson
                                                 ---------------------
                                                 Curtis A. Swanson,
                                                 Chief Operating Officer
                                                 and Executive Vice President
                                                 (Duly Authorized Signatory)