Form 10KSB
period 2001-12-31
RTIN HOLDINGS INC
filed 2002-05-07
CIK 921066

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[x]       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
          OF 1934
                   For the fiscal year ended December 31, 2001

[ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934
              For the transition period from _________ to _________

                        Commissions file number 001-13559
                                                ---------

                               RTIN Holdings, Inc.
                 (Name of small business issuer in its charter)
                  Texas                                           75-2337102
     (State of other jurisdiction                              (I.R.S. Employer
   of incorporation or organization)                         Identification No.)

      3218 Page Rd. Longview, Texas                                  75605
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for the most recent fiscal year were: $1,750,051

The aggregate market value of common stock held by non-affiliates of the registrant based on the sale price of the common stock as reported on the OTC-BB on March 18, 2002 was $2,289,949. For purposes of this computation, all officers, directors, and 10% beneficial owners of registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

Number of shares outstanding of each of the Issuer's classes of common stock, as of March 18, 2002: 2,289,949 shares of common stock, par value $.01.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

                                     PART I

Item 1. DESCRIPTION OF BUSINESS

History

RTIN Holdings, Inc. (the "Company") is a Texas corporation. On December 7, 2001 the company changed its name from Restaurat to RTIN Holdings, Inc. in order to more properly reflect management's desire to position the Company as a multi concept holding company specializing in the pharmaceutical segment.

In December 2001 the Company acquired 100% of the stock of MedEx Systems, Inc. ("MedEx") and Pegasus Pharmacy, Inc. ("Pegasus"), two New Orleans-based corporations specializing in the electronic transmission of prescriptions from physicians directly to a preferred pharmacy provider. On March 8, 2002, as a result of various irreconcilable circumstances between the Company and management of the two subsidiaries, the Company signed a Settlement and Separation Agreement (the "Separation Agreement") in which ownership of MedEx and Pegasus was returned to the original owners and the Company received a perpetual, paid-up license to utilize, improve, resell, and distribute the technology within a protected territory in the United States consisting of 158 CMSA's in the United States and all international rights. The Company then formed two subsidiaries, Safe Med Systems, Inc. ("Safe Med"), the technology division charged with duplication and enhancement of the systems, and Safescript Pharmacies, Inc. ("Safescript"), the retail pharmacy division which will focus on the pain management sector of the retail pharmacy industry and will also be the preferred pharmacy provider for Safe Med.

Company Business - Pharmaceutical Segment

     Products and Services
     ---------------------

The Safescript division is focusing on servicing the pain management sector of the medical community. The pharmacy does not promote any non-pharmaceutical sales and focuses exclusively on the distribution of medications from scripts generated by the Safe Med technology. The Safescript division opened one Safescript Pharmacy in Longview, Texas on April 15, 2002 and a second lease has been secured for a location in Tyler, Texas with an expected opening of May 29, 2002. The Safescript division has targeted 19 pharmacies to be opened in 2002. In addition, on March 26, 2002 the Company sold the rights to market and operate the Safescript Pharmacy model on the West Coast of the United States to RxSystems, Inc, (a Nevada Corporation) for $5,000,000.00, payable $500,000 in cash over six months, and $4,500,000 in the unregistered common stock of RxStstems, Inc. at prices based on average selling prices over 30 days prior to payment. RxSystems, Inc. has scheduled the opening of 10 pharmacy units in 2002. For each pharmacy RxSystems, Inc. opens Safescript will be paid a one-time fee of $10,000 and will receive an ongoing royalty of 2% of gross sales from each pharmacy. Likewise, Safe Med will also receive a $10,000 fee for each pharmacy opened by RxSystems, Inc. and an ongoing royalty of 2% of gross sales.

The Safe Med division is focusing on duplicating and improving the technology it acquired pursuant to the Separation Agreement. The primary objective is to improve on the technology in a manner that will keep the product simple while adding additional features which the physician's desire. In addition to servicing the Safescript division, Safe Med is also exploring additional vertical market uses for the Safe Med technology products. Safe Med has entered into one beta agreement with The Letco Companies (TM), a pharmaceutical holding company, of Decatur, Alabama for the purpose of testing whether the product can be utilized by Safescript Pharmacy and a traditional pharmacy in the same market.

     Competition
     -----------

The company believes that it is one of the first companies engaged in bringing wireless communication technology to the pharmacy industry. The company believes that it is on the leading edge of wireless communications to specialized pharmacies and doctor practices and therefore is positioned to be a substantial player in this arena of wireless communication within the medical industry. The retail sale of pharmaceutical products is highly fragmented and extremely competitive and includes specialty pharmacies, full service pharmacies, discount pharmacies and in-hospital pharmacies. Many pharmaceutical outlets are owned by individuals and do not have greater market presence or financial resources than the Company. Some retail outlets are part of major retail drug store or grocery store chains and have significantly greater financial resources and market presence than the Company. Since Safescript Pharmacies primarily accept scripts generated by the Safe Med system it does not directly compete with other pharmaceutical outlets. However, Safe Med competes with other outlets indirectly by competing for the agreements with the doctors that write scripts for pharmaceutical products handled by Safescript Pharmacies.

     Major Suppliers
     ---------------

Safescript purchases the majority of its pharmaceutical products, supplies, and equipment from McKesson HBOC and Meridian Pharmaceuticals, Inc. wholesalers of pharmaceutical products. Relationships with both wholesalers are believed to be good. In the event that either wholesaler ceased to supply pharmaceutical products to Safescript for any reason, the Company believes that alternative sources of wholesale supply would be available on similar terms.

     Patents and Technology
     ----------------------

Safe Med operates under a perpetual, paid-up license of certain technology originally created by MedEx and Pegasus. This technology is the subject of a pending patent application. No assurance can be given that such application will be allowed in whole or in part or as to the scope of any patent that may be issued in connection with such application. In the event that MedEx or Pegasus ceases to pursue such patent application, the Company is authorized to pursue such application.

     Government Approvals
     --------------------

Each new location of a Safescript Pharmacy must be licensed by the state government in which state it is located. License requirements vary from one state to the next but have not been a significant impediment in the past and are not expected to be a significant impediment to opening new locations in the future. In addition each Safescript Pharmacy must be licensed by the Federal Drug Enforcement Agency and in some states the pharmacies must obtain a separate controlled substance license in order to dispense schedule 2 class drugs in addition to the general pharmacy license.

Many of the pharmaceutical products handled by Safescript Pharmacies are controlled substances within the meaning of schedule 2 class drugs and require the Company to maintain records and report to state agencies the names of persons to whom they are dispensed and the corresponding amounts dispensed.

Company Business - Restaurant Segment

     The Company currently operates one full-service restaurant under the trade name Street Talk Cafe in The Colony, Texas. The Company's restaurant offers a variety of food items, including a wide selection of sandwiches, salads, pizzas, steaks, seafood, Tex-Mex and other food items and desserts. The majority of the Company's food items are prepared to order using fresh meats, cheeses, and vegetables. While the restaurant offers full-service casual dining, the menus are designed to permit quick food preparation. The restaurant offers take-out service.

     Competition
     -----------

The Company's restaurants operate in the casual dining segment of the foodservice industry. This segment is estimated to be $36 billion per year with another $10 billion estimated in the bar and grill segment. Brinker International operates more brands in the casual dining segment than any other company with a total of seven different concepts. Within the Company's trade area there are approximately six restaurants offering similar casual dining atmosphere with whom the Company competes for both customers and personnel. Some of such competitive restaurants are members of larger and better financed corporations than the Company and benefit from extensive advertising.

     Employees
     ---------

Registrant employed 52 persons as of April 12, 2002, including nine executive and office personnel, four pharmacy personnel, and 39 restaurant operational managers and staff.


ITEM 2: DESCRIPTION OF PROPERTY

The following table provides information with respect to each of the Company's restaurant properties. The Dallas, The Colony, and Richardson buildings are owned, with a lease on the land. The Dallas and Richardson locations are leased by the Company to a third party.

         Location                   Square Feet                Lease Term

         Dallas, Texas              4,500 sq. ft.              February 21, 2015
         Richardson, Texas          4,700 sq. ft.              December 15. 2017
         The Colony, Texas          4,700 sq. ft.              October 15, 2017

The following table provides information with respect to each of the Company's Safescript Pharmacy locations.

         Longview, Texas            1,331 sq. ft.              December 31, 2004
         Tyler, Texas                 850 sq. ft.              May 31, 2004

In addition, the Company leases approximately 3,500 sq. ft. of office space in Longview, Texas as its corporate offices. The Company believes that all of its facilities are adequate for the purpose for which they are used.

Item 3. LEGAL PROCEEDINGS

Restaurant Teams International, Inc. vs. Dominion Capital Fund, Ltd. et. al, Civil Action Cause No. 99 Civ. 4138 (RJW) (JCF) United States District Court, Southern District of New York. Registrant filed suit against three investment funds and their principals alleging fraud and violation of federal and state securities laws in connection with a $3 million investment in Registrant's convertible debentures. The debentures had a conversion rate based on 80% of the market price of Registrant common stock, which Registrant alleges was manipulated downward by illegal short selling in order to obtain a larger number of conversion shares. Defendants have counterclaimed alleging default of the debentures, breach of contract, securities fraud and common law fraud. On
December 24, 1999 all parties entered into a settlement agreement addressing this action and then on February 11th, 2001 the holders of the remaining $1,996,301 in debentures agreed to convert the debentures and accrued interest into 500,000 (pre-split) shares of common stock of the company and 1,999,920 shares of the Company's Convertible Exchangeable Series A Preferred Stock (Series A Stock). The Series A Stock has a par value of $.10 per share, bears interest at 10% per annum on the face value of $1,999,920, provides for a preferred liquidation preference of $1.00 per share plus any unpaid accumulated dividends in the event of dissolution, liquidation or winding up of the Company and has no voting rights. The holders of the Series A Stock may at their option convert the Series A Stock to common stock of the Company at any time as follows: (a) at one dollar ($1) per share for each share of common stock during the first twelve months or, (b) after the first twelve (12) months, based on 80% of the market value of the common stock at the time of conversion. The Company has the right to redeem the Series A Stock upon cash payment of the greater of the market price of the Company's common stock prior to redemption or 110% of the face value plus accrued but unpaid dividends. It was discovered in 2001 that the certificate of designation filed with the Texas secretary of state had an omission which invalidated the issuance of the Series A. Therefore the Company left the debentures as debt on the books pending a correction to the certificate of designation. However, the Company later determined that further actions of impropriety had occurred and retained the firm of O'Quinn & Laminack in Houston, Texas on a contingency basis and a charge of $700,000 in 2001 against operations in connection with the contingency fee agreement, to pursue its rights and remedies under the law. As a result the above referenced cause has been reactivated and the parties are again pursuing legal actions against each other. To this date there have been no attempts at conversions of the Series A Preferred shares by the prior debenture holders.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders in New Orleans, LA on December 6, 2002. 93.55% of the shares outstanding were represented either in person or by proxy. The following matters were addressed at this meeting of the shareholders

     o    The appointment of directors

          Curtis Swanson - Appointed by an affirmative vote of 70.57% of the shares represented.
          Stanley L. Swanson - Appointed by an affirmative vote of 70.57% of the shares represented.
          Owen Gilbert - Appointed by an affirmative vote of 70.51% of the shares represented.
          Ann E. Rau - Appointed by an affirmative vote of 70.62% of the shares represented.

     o The approval of a name change from Restaurant Teams International, Inc. to RTIN Holdings, Inc. -Approved by an affirmative vote of 93.38% of the shares represented.

     o The approval of Killman, Murrell & Company, P.C. to serve as the companies auditors for the 2000 and 2001 accounting periods. - Approved by an affirmative vote of 93.45% of the shares represented.

     o The approval of a 50:1 reverse split of the Company's common stock from 50,000,000 to 1,000,000 shares. - Approved by an affirmative vote of 70.56% of the shares represented.

     o The approval of a re-authorization of common stock to 25,000,000 shares. - Approved by an affirmative vote of 70.19% of the shares represented.

Subsequent to this meeting on March 8, 2002, Ms. Ann Rau resigned her position as director as part of the Separation Agreement.

No other matters were brought before the shareholders at this meeting.

                                     PART II

Item 5. MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock began trading on the OTC Bulletin Board under the symbol FLTT on May 9, 1997 and to RTNH on October 26, 2001. Such symbol was changed to RTIN in September 1998. The Company's stock was subsequently delisted from the OTC Bulleting Board for lack of reporting in May of 2001. The Company brought all of its filings current in an effort to regain its listing which occurred October 26, 2001. The following table sets forth for the quarters indicated the high and low bid prices of the Company's Common Stock as reported by the National Quotation Bureau, Inc. The prices reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.


            2000                                        High          Low

       First Quarter................................    $1.16        $0.34
       Second Quarter...............................    $0.84        $0.34
       Third Quarter................................    $0.46        $.095
       Fourth Quarter...............................    $0.28        $0.03

            2001                                        High          Low

       First Quarter................................    $.082        $.025
       Second Quarter...............................    $0.07        $0.03
       Third Quarter................................    $0.01        $0.01
       Fourth Quarter...............................    $6.15        $0.12


As of December 31, 2001, the Company estimates that there were approximately 1,200 beneficial owners of the Company's Common Stock, and approximately 400 holders of record.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS ON PLAN OF OPERATION

                           Forward-Looking Statements
                           --------------------------

This Annual Report on Form 10-KSB includes forward-looking statements within the meaning of Section 27A of The Securities Act of 1933, as amended (the
"Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which can be identified by the use of forward-looking terminology such as "may," "believe," "expect," "intend," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. All statements other than statements of historical fact included in this Form 10-KSB, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such statements, including certain risks and uncertainties that could cause actual results to differ materially from the Company's expectations (Cautionary Statements) are disclosed in this Form 10-KSB. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, but are not limited to, the newness of the Company, the need for additional capital and additional financing, unanticipated litigation, the inability to obtain patent protection on certain technology, the acceptance of wireless communication technology by the medical profession, the development of competing technologies, the Company's limited experience in the medical technology industry, the Company's limited restaurant base, lack of geographic diversification, the risks associated with expansion, a lack of marketing experience and activities, risks of franchising, seasonability, the choice of site locations, development and construction delays, need for additional personnel, increases in operating and food costs and availability of supplies, significant industry competition, government regulation, insurance claims and the ability of the Company to meet its stated business goals. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

The following discussion of the results of operations and financial condition should be considered in connection with the Audited Financial Statements and related Notes thereto included herein.

Overview
--------

The Company was organized in June 1990 as Bosko's, Inc. under the laws of the State of Delaware. In November 1992 the Company changed its name to Fresh'n Lite, Inc., and in November 1995 the Company merged into its wholly owned Texas subsidiary named F'NL, Inc. Immediately following the merger, the surviving Texas corporation changed its name to Fresh'n Lite, Inc. On September 15, 1998 the Company changed its name to Restaurant Teams International, Inc. and on December 7, 2001 the Company changed its name to RTIN Holdings, Inc. to more accurately reflect the direction management is taking with respect to positioning the Company as a pharmaceutical holding company. The Company currently owns and operates one Street Talk Cafe restaurant in The Colony, Texas and two subsidiary divisions, Safe Med Systems, Inc. (a Texas Corporation) and Safescript Pharmacies, Inc. (a Texas Corporation). Under the Safescript Pharmacies division the Company has one pharmacy in Longview Texas and a second pharmacy leased and being built out in Tyler, Texas with an opening scheduled for May 27, 2002.

During the first three quarters of 2001 the Company did not have auditors engaged to review its quarterly 10-QSB reports. During the audit process the Company discovered errors in the quarterly filings which will be corrected and filed as amended form 10-QSB/As as expeditiously as possible.

The following results of operations are based on the Company's prior business model in the restaurant industry. The Company entered a new business segment beginning December 5, 2001 which is expected to significantly affect the Company's results of operations and the following information should not be indicative of future results of operations.

                              Results of Operations
                              ---------------------

Comparison of Year Ended December 31, 2000 and December 31, 2001.

Revenues. Restaurant sales from the continuing location for fiscal year ended December 31, 2000 were $739,676. Revenues from the continuing location for fiscal year ended December 31, 2001 were $1,199,825, a 62% increase from 2000. The 62% increase in revenues from 2000 is attributed to the rise in sales at the Company's Colony location.

Revenues and costs of sales from discontinued locations in 2000 represent sales and expenses of the eight Tanners locations, which the Company acquired in February of 2000. In November of 2000, the Company decided to dispose of the Tanners locations because of declining sales and the geographic dislocation of these operations from the Company's headquarters. Four Tanners locations were sold in 2000 for a net gain of $100,268 and the remaining four Tanners locations were sold in February of 2001 for a gain of $105,823.

Costs and Expenses. Operating costs and expenses for the fiscal year ended December 31, 2001 decreased by $2,690,352 or 40% to $4,080,105 as compared to $6,770,457 for the corresponding period ended December 31, 2000. The primary reason for the decline in operating costs and expenses was the decrease in costs of sales for the discontinued locations of $3,465,666. Their decrease was partially offset by an increase in general and administrative expenses of $901,202. The increase in general and administrative expenses is the result of an increase in legal fees of $583,986 associated with the law suit activity discussed under Legal Proceedings and an increase in consulting fees of $282,606 for services rendered in connection with the company trying to find additional capital. In 2001 interest expense decreased by $622,163 to $393,318, from $1,015,481 in 2000. The decrease in interest costs is a result of the decrease of $611,095 of interest costs associated with the debentures including settlements with the debenture holders.

Net Loss. The Company had a net loss for the fiscal year ended December 31, 2001 of $2,727,032 compared to net loss of $9,598,566 for fiscal year ended December 31, 2000. Over the course of 2001 the Company underwent a reorganization plan and as such eliminated its Tanners restaurant division. The net loss in 2000 is attributed primarily to the charge off of the expenses associated with the Fatburger acquisition, the write off of the Regulatory Solutions acquisition costs, and losses on foreclosures.


                         Liquidity and Capital Resources
                         -------------------------------

In February of 2001, the Company and the holders of $1,996,301 principal and $422,600 in accrued interest on the debentures agreed to convert the debentures and accrued interest into 500,000 (pre-split) shares of common stock of the company and 1,999,920 shares of the Company's Convertible Exchangeable Series A Preferred Stock (Series A Stock). The Series A Stock has a par value of $.10 per share, bears interest at 10% per annum on the face value of $1,999,920, provides for a preferred liquidation preference of $1.00 per share plus any unpaid accumulated dividends in the event of dissolution, liquidation or winding up of the Company and has no voting rights. The holders of the Series A Stock may at their option convert the Series A Stock to common stock of the Company at any time as follows: (a) at one dollar ($1) per share for each share of common stock during the first twelve months or, (b) after the first twelve (12) months, based on 80% of the market value of the common stock at the time of conversion. The Company has the right to redeem the Series A Stock upon cash payment of the greater of the market price of the Company's common stock prior to redemption or 110% of the face value plus accrued but unpaid dividends. In January of 2002 it was discovered that the certificate of designation filed with the Texas secretary of state had an omission which invalidated the issuance of the Series
A. Therefore the Company left the debentures as debt on the books pending a correction to the certificate of designation.

In 2001 the Company sold 1,108,317 (pre-split) restricted shares of common stock in private equity transactions for $52,452 in five separate transactions to five separate existing shareholders. The Company issued 5,500,000 shares of Series C Preferred stock of the Company in a private placement to the existing shareholders of the Company. The Series C Preferred shares were sold for $.02 and three shares of common stock (pre-split) each and resulted in a total of $110,000 in cash and the acquisition of 16,500,000 shares of (pre-split) common stock. The Company also sold 115,908 of post reverse split treasury shares for $542,100 and sold 150,000 of post split common stock for $270,000. The proceeds of the stock sales were used to fund losses from operations and the investment in MedEx and Pegasus which was later reduced to an investment in Medical Technology Software pursuant to the terms of the separation agreement.

Curtis A. Swanson, a principal of the Company loaned $175,000 to the company under the terms of a note which is due on August 27, 2002 along with interest at 6%.

The Company is currently operating out of cash flow from operations of The Colony restaurant and the newly opened Safescript Pharmacy. Cash flow from these sources is not sufficient to fund the Company's business plan and the Company will require additional capital for research and development of the Safe Med Systems technology and the construction of additional Safescript Pharmacies.

The Company intends to obtain the necessary funds for operation by licensing the use of the Safe Med and Safescript technology to third persons, obtaining extended payment terms from its suppliers, incurrence of additional indebtedness, or sale of equity interests in the Company. There is no assurance that sufficient funds will be available from such sources and the lack of sufficient funds may adversely impact the realization of the Company's business goals.

Item 7.  FINANCIAL STATEMENTS


                               RTIN HOLDINGS, INC.

                 (FORMERLY RESTAURANT TEAMS INTERNATIONAL, INC.)

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Certified Public Accountants                          F-1

Financial Statements

  Consolidated Balance Sheets as of December 31, 2001 and 2000              F-2

  Consolidated Statements of Operations for the years ended
    December 31, 2001 and 2000                                              F-4

  Consolidated Statements of Stockholders' Equity (Deficit) for the
    years ended December 31, 2001 and 2000                                  F-5

  Consolidated Statements of Cash Flows for the years ended
    December 31, 2001 and 2000                                              F-7

   Notes to Consolidated Financial Statements                               F-11

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
    Fax (915) 684-6722          Fax (915) 363-0376         Fax (915) 363-0376


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders
RTIN Holdings, Inc.
Longview, Texas

We have audited the accompanying consolidated balance sheets of RTIN Holdings, Inc. (a Texas Corporation) and Subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RTIN Holdings, Inc. as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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


KILLMAN, MURRELL & COMPANY, P.C.
Dallas, Texas
April 29, 2002



                                   (Continued)
                                      F - 1


                               RTIN HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEETS

                 (FORMERLY RESTAURANT TEAMS INTERNATIONAL, INC.)

                           DECEMBER 31, 2001 AND 2000


                                     ASSETS

                                                                       2001           2000
                                                                   -----------    -----------
CURRENT ASSETS
   Cash                                                            $     8,355    $    49,452
   Inventories                                                           6,505         30,981
   Marketable Securities                                                  --           24,140
   Trade Accounts Receivable, Net of Allowance for Uncollectible
     Accounts of $2,311                                                   --            1,970
                                                                   -----------    -----------

              TOTAL CURRENT ASSETS                                      14,860        106,543
                                                                   -----------    -----------

PROPERTY AND EQUIPMENT, at cost
   Buildings and Leasehold Improvements                              2,425,651      2,425,651
   Furniture, Fixtures and Equipment                                   794,522      1,091,092
   Vehicles                                                             29,950         29,950
                                                                   -----------    -----------
                                                                     3,250,123      3,546,693
   Accumulated Depreciation                                           (876,358)      (662,149)
                                                                   -----------    -----------

         NET PROPERTY AND EQUIPMENT                                  2,373,765      2,884,544
                                                                   -----------    -----------

OTHER ASSETS
   Assets Held For Sale, net of $80,000 and $68,786 reserve for
Impairment                                                                --          257,000
   Cost of Medical Technology Software                                 358,753           --
                                                                   -----------    -----------

         TOTAL OTHER ASSETS                                            358,753        257,000
                                                                   -----------    -----------


              TOTAL ASSETS                                         $ 2,747,378    $ 3,248,087
                                                                   ===========    ===========


                   The accompanying notes are an integral part of these consolidated financial statements
                                      F - 2


                               RTIN HOLDINGS, INC.

                 (FORMERLY RESTAURANT TEAMS INTERNATIONAL, INC.)

                           CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)

                           DECEMBER 31, 2001 AND 2000

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                                                                         2001            2000
                                                                    ------------    ------------
CURRENT LIABILITIES
   Cash Overdrafts                                                  $     14,539    $       --
   Notes Payable-Note 4                                                2,159,641       1,764,819
   Accounts Payable                                                      317,056         446,869
   Accrued Expenses and Other Liabilities - Note 3                     1,139,170         967,976
   Income Taxes Payable                                                     --            10,000
   Amounts Due Related Parties - Note 6                                     --            47,500
                                                                    ------------    ------------

         TOTAL CURRENT LIABILITIES                                     3,630,406       3,237,164
                                                                    ------------    ------------


DEFERRED LIABILITIES                                                      48,958          32,638

CONVERTIBLE DEBENTURES - Note 5                                        1,996,301       1,996,301
                                                                    ------------    ------------

         TOTAL LIABILITIES                                             5,675,665       5,266,103
                                                                    ------------    ------------

COMMITMENTS AND CONTINGENCIES - Notes 10 and 13                             --

STOCKHOLDERS' DEFICIT
   Common Stock, $.01 par value, 25,000,000 and 50,000,000 shares authorized;1,029,082 and 36,581,346 shares issued and outstanding
     (including 5,000,000 shares held in escrow in 2000)                  10,291         365,814
   Additional Paid-In Capital                                         14,532,483      12,265,653
   Retained Deficit                                                  (16,603,059)    (13,876,027)
                                                                    ------------    ------------

                                                                      (2,060,285)     (1,244,560)

     Less: 197,162 and 403,500 Treasury Shares, at Cost                 (868,002)       (773,456)
                                                                    ------------    ------------

         TOTAL STOCKHOLDERS' DEFICIT                                  (2,928,287)     (2,018,016)
                                                                    ------------    ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT
                                                                    $  2,747,378    $  3,248,087
                                                                    ============    ============

                   The accompanying notes are an integral part of these consolidated financial statements

                               RTIN HOLDINGS, INC.

                 (FORMERLY RESTAURANT TEAMS INTERNATIONAL, INC.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                  2001           2000
                                                              -----------    -----------
REVENUES
   Restaurant Sales - Continuing Location                     $ 1,199,825    $   739,676
   Restaurant Sales - Discontinued Locations                      302,318      4,332,403
   Rental Income                                                  247,908        284,218
                                                              -----------    -----------
              TOTAL REVENUES                                    1,750,051      5,356,297
                                                              -----------    -----------

OPERATING COSTS AND EXPENSES
   Cost of Sales - Continuing Location                          1,231,424      1,060,436
   Cost of Sales - Discontinued Locations                         642,617      4,108,283
   General and Administrative Expenses                          1,810,567        909,365
   Depreciation and Amortization                                  315,497        390,942
   Impairment of Assets                                            80,000        301,431
                                                              -----------    -----------
              TOTAL OPERATING COSTS AND EXPENSES                4,080,105      6,770,457
                                                              -----------    -----------

              LOSS FROM OPERATIONS                             (2,330,054)    (1,414,160)
                                                              -----------    -----------

NON-OPERATING INCOME (EXPENSE):
   Interest Expense                                              (393,318)    (1,015,481)
   (Loss) on Foreclosure of Restaurant Building - Note 4             --         (557,363)
   (Loss) on Abandonment of Fatburger Acquisition - Note 2           --       (4,156,632)
   (Loss) on Foreclosure of Office Buildings - Note 2 and 6      (119,483)    (1,286,155)
   (Loss) on Recision of RSI Acquisition - Note 2                    --       (1,269,043)
   Gain (Loss) on Sales of Assets                                 105,823        100,268
                                                              -----------    -----------
              TOTAL NON-OPERATING INCOME (EXPENSE)               (406,978)    (8,184,406)
                                                              -----------    -----------

              (LOSS) BEFORE INCOME TAXES                       (2,737,032)    (9,598,566)

INCOME TAX BENEFIT - Note 7                                        10,000           --
                                                              -----------    -----------

              NET LOSS                                        $(2,727,032)   $(9,598,566)
                                                              ===========    ===========

NET LOSS PER COMMON SHARE, basic and dilutive                 $     (3.74)   $    (34.12)
                                                              ===========    ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING,
   Basic and Dilutive                                             728,475        281,303
                                                              ===========    ===========


              The accompanying notes are an integral part of these
                        consolidated financial statements
                                      F - 4


                               RTIN HOLDINGS, INC.

                 (FORMERLY RESTAURANT TEAMS INTERNATIONAL, INC.)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                                                          Notes
                                                                                                        Receivable         Total
                                      Common Stock          Additional                                     from        Stockholders'
                               --------------------------    Paid-In       Retained      Treasury        Related          Equity
                                  Shares        Amount       Capital       (Deficit)        Stock        Parties         (Deficit)
                               ------------  ------------  ------------  ------------   ------------   ------------    ------------
Balance, January 1, 2000       $ 14,941,506  $    149,416  $  8,921,335  $ (3,311,120)  $   (761,150)  $   (366,743)   $  4,631,738

 Issuance of Common Stock in
   connection with RSI
   acquisition
   Note - 2                       1,000,000        10,000       940,000          --             --             --           950,000

 Common Stock issued in
   connection with debenture
   conversions                    9,858,932        98,589       920,110          --             --             --         1,018,699

 Common Stock issued in
   extinguishment of debt        10,680,908       106,809       293,191          --             --             --           400,000

 Common Stock issued in
   extinguishments of amounts
   owed to law firm                 100,000         1,000        74,000          --             --             --            75,000

 Value assigned to beneficial
   conversion rights in
   connection with the sale of
   debentures in 2000                  --            --         174,000          --             --             --           174,000

 Cash capital contribution             --            --         280,000          --             --             --           280,000

 Fair Market Value of 730,512
   shares of Ness Energy
   International, Inc. common
   stock contributed to the
   Company by a major
   shareholder                         --            --         637,711          --             --          366,743       1,004,454

 Fair Market Value of common
   stock  of Company
   contributed by major
   shareholder                         --            --          25,306          --          (12,306)          --            13,000

 Distribution of Ness
   common stock to shareholders        --            --            --        (966,341)          --             --          (966,341)


 Net Loss                              --            --            --      (9,598,566)          --             --        (9,598,566)
                               ------------  ------------  ------------  ------------   ------------   ------------    ------------


Balance, December 31, 2000       36,581,346       365,814    12,265,653   (13,876,027)      (773,456)          --        (2,018,016)
                               ------------  ------------  ------------  ------------   ------------   ------------    ------------

Shares issued to law firm
  for legal services                200,000         2,000         6,000          --             --             --             8,000

Shares issued to debenture
  holders for interest              500,000         5,000       417,100                         --             --           422,100

Shares issued to executive
  offices for services            1,064,437        10,644        55,965          --             --             --            66,609

 Sales of Common Stock
   Pre Split                      1,108,317        11,083        41,369          --             --             --            52,452

 Acquisition of treasury
   stock from
   xecutive officer                    --            --            --            --           (5,000)          --            (5,000)

 Treasury stock issued for
   acquisition                         --            --          25,000          --            5,000           --            30,000

                                   (Continued)
              The accompanying notes are an integral part of these
                        consolidated financial statements
                                      F - 5




                               RTIN HOLDINGS, INC.

                 (FORMERLY RESTAURANT TEAMS INTERNATIONAL, INC.)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (CONTINUED)

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                                                           Notes
                                                                                                        Receivable         Total
                                   Common Stock             Additional                                     from        Stockholders'
                             ---------------------------     Paid-In        Retained      Treasury        Related         Equity
                                Shares         Amount        Capital       (Deficit)        Stock         Parties        (Defecit)
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------
Shares issued for legal            10,000        100,000           --             --             --             --          100,000
  services

Shares received in
  settlement of
  RSI recission                  (500,000)        (5,000)         5,000           --             --             --             --

Cancellation of escrowed
  shares                       (5,000,000)       (50,000)        50,000           --             --             --             --

Receipt of Ness Energy stock
  which was distributed
  in 2000                            --             --           50,000           --             --             --           50,000

Treasury Shares Received In
  Connection with Series C
  Stock Sales                        --             --          165,000           --         (165,000)          --             --

Sale of Treasury Shares              --             --          484,146           --           57,954           --          542,100


Treasury Shares Issued
  For Services                       --             --          250,000           --           12,500           --          262,500


Fair Market Value of Common
  stock Contributed By
  Major Shareholder for Legal
  Fees                               --             --           18,000           --             --             --           18,000


Effect of 50 to 1 reverse     (43,075,018)      (430,750)       430,750           --             --             --             --
  split

Sale of Common Stock Post
  Reverse Split                   150,000          1,500        268,500           --             --             --          270,000


Net Loss                             --             --             --       (2,727,032)          --             --       (2,727,032)
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------


Balance, December 31, 2001      1,029,082   $     10,291   $ 14,532,483   $(16,603,059)  $   (868,002)  $       --     $ (2,928,287)
                             ============   ============   ============   ============   ============   ============   ============



              The accompanying notes are an integral part of these
                        consolidated financial statements
                                      F - 6


                               RTIN HOLDINGS, INC.

                 (FORMERLY RESTAURANT TEAMS INTERNATIONAL, INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                       2001           2000
                                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                                        $(2,727,032)   $(9,598,566)
   Adjustments to Reconcile Net Loss to Net Cash Used By
     Operating Activities
       Depreciation and Amortization                                   315,497        390,942
       Amortization of Discount and Issuance Costs on
         Convertible Debentures                                           --          159,304
       (Gain) on Sales of Assets                                      (105,823)      (100,268)
       Benefit for Deferred Income Taxes                               (10,000)          --
       Stock for Services                                              447,109           --
       Notes Payable Issued for Legal Fees                             500,000           --
       Interest Added to Note Balance                                     --          122,900
       Lawsuit Settlement Paid by Shareholder                             --           13,000
       Write-Down and Impairment of Assets                              80,000        301,431
       Beneficial Conversion Feature in Issuance of Common Stock          --          174,000
        Loss on Foreclosure of Restaurant Building                     119,483        557,363
        Loss on Abandonment of Fatburger Acquisition                      --        4,156,632
        Loss on Foreclosure of Corporate Office Building                  --        1,286,155
        Loss on Recision of RSI Acquisition                               --        1,269,043
   Changes in Operating Assets and Liabilities
       Decrease (Increase) in Inventories                                  581        (23,040)
       Increase in Accounts Receivable                                    --           (1,970)
       Decrease in Market Value of Marketable Securities                24,140         13,973
       Decrease (Increase) in Prepaid Expenses                           1,970         18,657
       Decrease in Federal Income Tax Receivable                          --           38,030
       Increase in Cash Overdrafts                                      14,539           --
       Increase (Decrease) in Accounts Payable                        (137,401)       333,437
       Increase in Accrued Expenses and Other Liabilities              643,294        686,979
       Increase (Decrease) in Deferred Liabilities                      16,320          7,819
                                                                   -----------    -----------

              NET CASH USED IN OPERATING ACTIVITIES                   (817,323)      (194,179)
                                                                   -----------    -----------



                                   (Continued)
              The accompanying notes are an integral part of these
                        consolidated financial statements
                                      F - 7


                               RTIN HOLDINGS, INC.

                 (FORMERLY RESTAURANT TEAMS INTERNATIONAL, INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                2001           2000
                                                            -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of Property and Equipment                     $      --      $   (28,165)
     Purchase of Tanners Restaurants                               --         (535,890)
     Purchase of Rights to Software                            (508,753)          --
     Sale of Rights to Software                                 150,000           --
     Proceeds from Sales of Property and Equipment              325,000        307,445
     Payments in Connection with RSI Acquisition                   --         (319,043)
     Payments in Connection with Acquisition of Fatburger          --         (295,000)
                                                            -----------    -----------

              NET CASH USED IN INVESTING ACTIVITIES             (33,751)      (870,653)
                                                            -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds From Issuance of Long-Term Debt                      --          110,588
     Principal Payments On Long-Term Debt                        (7,073)       (16,325)
     Proceeds from Issuance of Notes Due Related Parties           --          113,500
     Cash Contributed to Capital by Shareholder                    --          280,000
     Payments on Notes Due to Related Parties                   (47,500)       (66,000)
     Proceeds from Issuance of Convertible Debentures              --          690,000
     Proceeds from Sales of Common Stock                        864,552           --
                                                            -----------    -----------

              NET CASH PROVIDED BY FINANCING ACTIVITIES         809,979      1,111,763
                                                            -----------    -----------

NET INCREASE (DECREASE) IN CASH                                 (41,097)        46,931

CASH AT BEGINNING OF YEAR                                        49,452          2,521
                                                            -----------    -----------

CASH AT END OF YEAR                                         $     8,355    $    49,452
                                                            ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION
   Interest Paid                                            $     6,223    $    42,424
                                                            ===========    ===========
   Income Taxes Paid                                        $      --      $      --
                                                            ===========    ===========



                                   (Continued)
                                      F - 8


                               RTIN HOLDINGS, INC.

                 (FORMERLY RESTAURANT TEAMS INTERNATIONAL, INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                            2001           2000
                                                                        -----------    -----------
NON-CASH INVESTING AND FINANCING TRANSACTIONS
   Debentures Converted to Common Stock                                 $      --      $(1,018,699)
   Common Stock Issued For Interest                                           5,000           --
   Additional Paid in Capital Created from Interest                         417,100           --
   Accrued Interest Settled for Common Stock                               (422,100)          --
   Common Stock Issued for Debentures                                          --           98,589
   Additional Paid-In Capital from Debenture Conversions                       --          920,110
   Marketable Securities Received                                              --        1,004,454
   Receivable from Related Party Paid by Receipt of Marketable
     Securities                                                                --         (366,743)
   Marketable Securities Distributed as a Dividend                             --         (966,341)
   Charge to Retained Deficit for Non-Cash Distribution                        --          966,341
   Accounts Payable Settled for Common Stock                                   --           75,000
   Common Stock Issued for Legal Service                                       --           (1,000)
   Additional Paid-In Capital Created for Legal Service                        --          (74,000)
   Settlement of Long-Term Debt for Issuance of Common Stock                   --          400,000
   Common Stock Issued for Settlement of Long-Term Debt                        --         (106,809)
   Additional Paid-In Capital Created in Settlement of Long-Term Debt          --         (293,191)
   Additional Paid-In Capital from Ness Energy International, Inc.
     Common Stock                                                          (637,711)
   Foreclosure on Restaurant Building                                       137,517           --
   Reduction in Notes Payable for Value of Foreclosed Buildings            (137,517)          --
   Acquisition of McConnells                                                (80,000)          --
   Notes Payable Issued for McConnells                                       50,000           --
   Treasury Stock Issued for McConnells                                      30,000           --
   Decrease in Notes Payable for Property Taxes, Transferred to
     Accounts Payable                                                       (10,588)          --
   Increase in Accounts Payable for Taxes Transferred from
     Notes Payable                                                           10,588           --
   Reduction in Common Stock Due to Reverse Stock Split                    (430,750)          --
   Additional Paid In Capital From Reverse Stock Split                      430,750           --
   Reduction in Common Stock Due to Cancellation of Escrowed Shares         (50,000)          --
   Additional Paid In Capital from Cancellation of Escrowed Shares           50,000           --
   Settlement of Accrued Liability by Distribution of Ness Stock
     Received From RSI                                                      (50,000)          --
   Receipt of Ness Share Distributions in 2000                               50,000)          --


                                   (Continued)
              The accompanying notes are an integral part of these
                        consolidated financial statements
                                      F - 9


                               RTIN HOLDINGS, INC.

                 (FORMERLY RESTAURANT TEAMS INTERNATIONAL, INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                    2001         2000
                                                                  ---------    ---------
Acquisition of Treasury Stock as Accounts Payable                    (5,000)        --
Increase in Accounts Payable from Acquisition of Treasury Stock       5,000         --
Decrease in Common Stock From Cancellation of RSI Shares             (5,000)        --
Additional Paid In Capital from Cancellation of RSI Stock             5,000         --
                                                                  ---------    ---------
                                                                  $    --      $
                                                                  =========    =========







                                   (Continued)
                                     F - 10

                               RTIN HOLDINGS, INC.

                 (FORMERLY RESTAURANT TEAMS INTERNATIONAL, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

NOTE 1: ORGANIZATION AND DESCRIPTION OF BUSINESS

     RTIN Holdings, Inc. ("the Company"), a Texas Corporation, was formerly known as Restaurant Teams International, Inc. Prior to December of 2001, the Company had owned and operated full service restaurants, principally in the Dallas, Texas metropolitan area and as of December 31, 2001, owns and operates one restaurant and owns two other restaurant facilities which it leases to other operators.

     The accompanying financial statements include the accounts of the Company and its wholly owned subsidiary RTOSF, Inc. All significant intercompany balances and transactions have been eliminated in the consolidation.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Financial Instruments
     ---------------------

     The Company's financial instruments at December 31, 2001 and 2000, other than cash and accounts payable, include long-term debt and convertible debentures. Management believes the fair values of the a long-term debt approximate their carrying values based on the present value of expected future cash flows discounted at interest rates commensurate to rates currently offered in connection with instruments of similar terms and maturities. Due to the terms of the convertible debentures discussed in
     Note 5, the fair value of the convertible debentures has not been determined.

     Statements of Cash Flows
     ------------------------

     For purposes of the statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

     Inventories
     -----------

     Inventories consist of food, beverage items and paper supplies. Inventories are stated at the lower of cost (first-in, first-out method) or market.

     Property and Equipment
     ----------------------

     Property and equipment are depreciated using straight-line methods. Buildings are depreciated over 20 years, the estimated useful lives of the assets. Furniture and equipment are depreciated over the estimated useful lives of the assets, which range from three to ten years. Leasehold improvements are amortized over the lesser of the lease term or estimated useful life of the improvements, which range from five to fifteen years.


                                   (Continued)
                                     F - 11

                               RTIN HOLDINGS, INC.

                 (FORMERLY RESTAURANT TEAMS INTERNATIONAL, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           DECEMBER 31, 2001 AND 2000

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     Assets Held for Sale
     --------------------

     At December 31, 2000, the Company had classified as "Assets Held for Sale" a building located on leased property which was recorded at estimated fair value of $257,000, net of an impairment allowance of $68,786. During 2001, the building was foreclosed on and the Company recognized a loss of $119,483 on the foreclosure.

     Revenue Recognition
     -------------------

     Sales and related costs are recognized by the Company upon the sale of products at restaurant locations.

     Advertising Costs
     -----------------

     All  advertising  and  promotional  costs are expensed when  incurred.  The
     Company  incurred   approximately  $88,523  and  $6,000  in  marketing  and
     advertising expenses in 2001 and 2000, respectively.

     Comprehensive Income
     --------------------

     In June 1997, SFAS No. 130, "Reporting Comprehensive Income," was issued. This statement establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2001 and 2000, the Company had no items that represent other comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.



                                   (Continued)
                                     F - 12

                               RTIN HOLDINGS, INC.

                 (FORMERLY RESTAURANT TEAMS INTERNATIONAL, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           DECEMBER 31, 2001 AND 2000


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

     Per Share Data
     --------------

     Basic earnings (loss) per share (EPS) is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding. Diluted EPS includes potentially dilutive common shares outstanding during the period. Potentially dilutive common shares in connection with stock options, warrants and shares issuable upon conversion of the Convertible Debentures totaling approximately 28,870 and 23,780 shares for 2001 and 2000, respectively, were not included as they are anti-dilutive.

     Stock-Based Compensation
     ------------------------

     The Company measures stock-based employee compensation costs using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock-Based Compensation," and related interpretations. Accordingly, compensation cost for stock options and other stock-based employee awards is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount the employee must pay to acquire the stock. The Company granted 5,000 stock options to two executive employees during 2001 at $11.50 per share (the quoted market price of the Company's common stock on the date of grant, as adjusted for the 50 to 1 reverse stock split on December 17,
     2001). No stock options were granted during the year ended December 31, 2000.

     Liquidity
     ---------

     The Company has experienced significant net losses in 2001 and 2000 and has a working capital deficit of $3,615,546 at December 31, 2001. A significant portion of the net losses resulted from non-cash charges.

     Use of Estimates
     ----------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period and disclosures of contingent assets and liabilities. Actual results could differ from those estimated.



                                   (Continued)
                                     F - 13

                               RTIN HOLDINGS, INC.

                 (FORMERLY RESTAURANT TEAMS INTERNATIONAL, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           DECEMBER 31, 2001 AND 2000


NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Concentrations of Credit Risk
     -----------------------------

     The Company places its cash in what it believes to be credit-worthy financial institutions. Cash balances may exceed FDIC insured levels at times during the year. As of December 31, 2001, no balance exceeded the FDIC insured limits.

     Acquisitions
     ------------

     In 1999, as amended in March 2000, the Company entered into a definitive agreement to acquire all the outstanding common stock of the Fatburger Corporation ("Fatburger"), a restaurant chain currently operating in the Los Angeles, California market. In June of 2000, the Fatburger acquisition was abandoned and all cost of the abandoned acquisition ($4,156,632) were charged against operations.

     In February 2000, the Company acquired the assets of Tanner's Original Rotisserie Grill ("Tanner's"), an eight-unit restaurant chain located in Atlanta, Georgia for a total purchase price of $535,890. Four of the Tanner locations were sold in 2000 at a gain of $100,268, and the other four were sold in February of 2001 at a gain of $105,823. Operations of the Tanner locations are shown in the accompanying statement of operations as sales and cost of sales from discontinued locations.

     In March of 2000, pursuant to the terms of an acquisition agreement, the Company acquired all the outstanding common stock of Regulatory Solution, Inc. ("RSI"), a professional services company which specialized in "Worksafe" training and certification programs relating to local and federal laws governing both employer and employee workplace responsibilities, for $100,000 in cash and the issuance of 1,000,000 shares of the Company's common stock, which was valued at $950,000. Between March of 2000 and June 1, 2001, the Company had additional expenses of $169,043 applicable to RSI. Effective June 1, 2001, the Company and the former shareholders of RSI agreed to rescind the acquisition under the following terms: (a) the 1,000,000 shares of common stock were exchanged for 500,000 shares of the Company's common stock which will be restricted from trading for a period of one year, (b) the 50,000 shares of Ness Stock received by the former RSI shareholders will be returned to the Company (See Note 6),
     (c) the assumption of certain debts of RSI by the Company and (d) the assumption of certain lease obligations of RSI which were guaranteed by the Company. Effective with the recision the Company took a charge to operations of $1,269,043 in 2000.

     On May 9, 2001, the Company acquired all franchise rights to McConnell's Fine Ice Cream for a promise to pay $50,000 in the form of a note payable and the issuance of 500,000 shares of the Company's common stock valued at $30,000 from W/F Investment Corp (a major shareholder of the Company). McConnell's is a well-established Santa Barbara, California based brand of Ice Cream. As of December 31, 2001, the Company had not received any cash flow from the McConnell's acquisition and has no plans to generate cash flow from the investment, therefore the Company decided the asset was impaired and took an $80,000 charge to asset impairment expense.


                                   (Continued)
                                     F - 14

                               RTIN HOLDINGS, INC.

                 (FORMERLY RESTAURANT TEAMS INTERNATIONAL, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           DECEMBER 31, 2001 AND 2000


NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Prior to November 8, 2001, the Company had loaned to Medex Systems, Inc. ("Medex") and Pegasus Pharmacy, Inc. ("Pegasus"), two Louisiana corporations, a total of $265,000 under the terms of certain capital notes called "Bridge Loans" which were secured by one hundred percent (100%) of the issued and outstanding capital stock of Medex and Pegasus and bore interest at eighteen percent (18%) per annum. On November 8, 2001, the Company, Medex, Pegasus and the shareholders of Medex and Pegasus ("Shareholders") entered into a letter agreement which (a) acknowledged the Bridge Loans, (b) granted the Company an option to purchase one hundred percent (100%) of Medex and Pegasus until December 18, 2001, for the issuance by the Company of $25,000,000 worth of post reverse split common stock of the Company.

     On December 5, 2001, the Company, Medex, Pegasus, and the Shareholders entered into a Stock Purchase Agreement ("Agreement"). The Agreement provided that; (a) the Company would issue 3,521,127 shares of its post split common stock to the Shareholders or their designees in exchange for all of the issued and outstanding stock of Medex and Pegasus, (b) at closing the Bridge Loans in the amount of $265,000, plus accrued interest in the amount of $6,505 would be canceled and such amounts would be contributed by the Company to Medex and Pegasus as capital contributions,
     (c) the Company would make additional paid-in-capital contributions of $328,495 ($32,850 per week for ten weeks) to Medex and Pegasus, (d) the Company would loan Medex and Pegasus an additional $500,000 ($350,000 on December 18, 2001 and $15,000 per week for ten weeks) under the terms of a loan agreement which provided interest at six percent (6%) per annum and
     (e) provided that if the Company in its sole discretion, elects to or fails to fulfill its funding obligations, the Shareholders may elect to rescind the purchase transaction.

     On December 18, 2001, the Company acquired Medex and Pegasus for 3,521,127 shares of the Company's common stock valued at $4 per share or $14,084,508.

     On February 6, 2002, the Company and the Shareholders entered into a Registration Rights Agreement, whereby the Shareholders granted the Company until February 28, 2002, to complete its funding obligations under the terms of the Stock Purchase Agreement in exchange for the Company granting the Shareholders the right to demand registration by the Company, at the Company's expense of up to ten percent (10%) of the registrable securities held by the Shareholders at any time after February 6, 2002, and the right to demand registration of the remaining registrable securities held by the Shareholders after January 1 ,2003.

     In February of 2002, the Company agreed to issue the Shareholders an additional 250,000 shares of the Company's common stock in an attempt to continue the relationship between Medex and Pegasus.

     On March 8, 2002, as a result of various irreconcilable differences between the Company and the Shareholders, the Company signed a Settlement and Separation Agreement ("Separation Agreement") in which the purchase of Medex and Pegasus was rescinded and the Shareholders were given back the stock of Medex and Pegasus and the Company was given back its common stock issued for Medex and Pegasus.


                                   (Continued)
                                     F - 15

                               RTIN HOLDINGS, INC.

                 (FORMERLY RESTAURANT TEAMS INTERNATIONAL, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           DECEMBER 31, 2001 AND 2000


NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     As a part of the Separation Agreement, the Company received for its cash investment ($940,000 as of March 8, 2002) ($508,753 as of December 31,
     2001) a perpetual, paid-up license to utilize, improve, resell, and distribute the technology developed by Medex and Pegasus within a protected territory within the United States.

     The Company then formed two new subsidiaries, Safe Med Systems, Inc. ("Safe Med"), charged with duplication and enhancement of the systems, and Safescript Pharmacies, Inc. ("Safescript") the retail pharmacy, which will focus on the pain management sector and will be the preferred pharmacy for the Safe Med prescriptions.

     As a part of the Separation Agreement, 300,000 shares of the Company's common stock which was sold to IT/IS, Inc. for $150,000 cash in October of 2001, was returned to the Company in exchange for Medex and Pegasus granting IT/IS, Inc. a perpetual paid-up license to utilize, improve, resell, and distribute the technology developed by Medex and Pegasus within a protected territory in the United States. The $150,000 cash received by the Company has been shown as a reduction in the Company's investment in the medical technology software.

     The effects on the Company's financial statements of the Separation Agreement has been shown as if it had occurred on December 31, 2001.


NOTE 3: ACCRUED EXPENSES AND OTHER LIABILITIES

     Accrued expenses and other liabilities at December 31, 2001 and 2000, consist of the following:


                                                            2001         2000
                                                         ----------   ----------
     Accrued Interest Payable (a)                        $  585,113   $  602,887
     Accrued Expenses                                       138,702      154,525
     Property Taxes Payable                                  20,469       21,897
     Accrued Payroll and Related Taxes                      278,423      174,384
     Deposits Received on Stock Sales                       110,000         --
     Sales Taxes Payable                                      6,463       14,283
                                                         ----------   ----------

                                                         $1,139,170   $  967,976
                                                         ==========   ==========

     (a) Approximately $422,000 of the accrued interest at December 31, 2000, was paid in common stock.

                                   (Continued)

                               RTIN HOLDINGS, INC.

                 (FORMERLY RESTAURANT TEAMS INTERNATIONAL, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           DECEMBER 31, 2001 AND 2000


NOTE 4:  NOTES PAYABLE

Notes Payable at December 31, 2001 and 2000, consists of the following:
                                                                                        2001         2000
                                                                                     ----------   ----------
  Note payable to an investment company, interest at 9%, remaining unpaid principal and accrued interest past due as of June 27, 2000, secured by pledge of 8,070 shares of treasury stock and 2,400 shares of the Company's common stock which is
       owned by a major shareholder                                                  $  122,900   $  122,900

  Note payable to a stockholder, interest at 10%, due May 9,2002, Secured by assignment of investment in McConnells Fine
       Ice Cream                                                                         50,000         --

  Note payable to a corporation, interest at 8%, due on demand,
         Unsecured, See Note 10                                                         500,000         --

  Two notes payable to a bank, interest at 9.5%, monthly principal and interest payments totaling $14,620, remaining unpaid principal and interest due April
      9, 2001, collateralized by certain real property. Loans are in default for failure to make scheduled
      payments                                                                        1,366,421    1,366,421

  Note payable to a bank, interest 9.5%, monthly principal and interest payments of $2,935, remaining unpaid principal
      and interest due October 30, 2001, unsecured                                      110,003      258,107

  Note payable, interest at 11.65%, monthly principal and interest payments of
      $425, remaining unpaid principal and accrued
      interest due April 9, 2003, collateralized by an automobile                        10,317       17,391
                                                                                     ----------   ----------

            Total Notes Payable                                                      $2,159,641   $1,764,819
                                                                                     ==========   ==========

On May 1, 2000, the Company borrowed $100,000 under the terms of a 120 day note which bore interest at ten percent (10%) per annum. The note was secured by a restaurant building located in the Dallas area with a book value of $657,363. When the Company was unable to repay the note, the lender foreclosed on the building. The Company has recognized a loss of $557,363 on the foreclosure.


                                   (Continued)
                                     F - 17

                               RTIN HOLDINGS, INC.

                 (FORMERLY RESTAURANT TEAMS INTERNATIONAL, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           DECEMBER 31, 2001 AND 2000


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

     The remaining outstanding 1998 Debentures ($1,306,301) remain outstanding as of December 31, 2001. (See Note 9)

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

     The 2000 Debentures in the amount of 690,000 remain outstanding as of December 31, 2001. ( See Note 9)

     In connection with the issuance of the Convertible Debentures, the Company issued to the investor and the placement agent warrants to purchase up to an aggregate of 3,000 and 1,000 shares, respectively, of the Company's stock with an exercise price of $220.00 per share as adjusted for the reverse stock split in 2001. These warrants are exercisable at any time through May 2003.

NOTE 6: RELATED PARTY TRANSACTIONS

At December 31, 2000, the Company had two notes payable to related parties as follows:

     A $25,000 note payable to a stockholder. The note is unsecured and is due on demand. The note was repaid on March 20, 2001.

     A $22,500 note payable to an employee. The note was due August 11, 2000, bears interest of 6% and is secured by certain restaurant equipment. The note was repaid on March 20, 2001.


                                   (Continued)
                                     F - 18

                               RTIN HOLDINGS, INC.

                 (FORMERLY RESTAURANT TEAMS INTERNATIONAL, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           DECEMBER 31, 2001 AND 2000


NOTE 6: RELATED PARTY TRANSACTIONS (CONTINUED)

     As of December 31, 1999, the Company had notes receivable due from related parties as follows:

          A $327,743 note from an entity owned by two stockholders. The note was due December 31, 2000, and bore interest at 6%.

          A $39,000 note from a stockholder. The note was due December 31, 2000, bore interest at 6% and was uncollateralized.

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

     During August of 2001, the Company acquired 500,000 shares of the Company's common stock for $5,000 from Stan Swanson, the Company's President and major stockholder. The 500,000 shares of common stock were then issued to W/F Investments as part of the purchase price of McConnells Fine Ice Cream Franchise rights.

     On December 6, 2001, the Company entered into executive employment agreements with Stan Swanson (the Company's Chief Executive Officer) and Curtis Swanson (the Company's Chief Operating Officer). The employment agreements provide for initial terms of four years with automatic extensions of one year periods unless notice of non extension is given by either party 30 days before expiration. The agreements provide for total base salaries of $385,000 in 2002, $440,000 in 2003, $490,000 in 2004, and
     $570,000 in 2005 plus incentive compensation of one and one half percent (1.5%) each of the adjusted net profits of the Company, as defined, plus automobile allowances and life and health insurance coverages. In the event of termination without cause, the executives are entitled to two hundred percent (200%) of the executives base salary in effect on the date of termination plus two hundred percent (200%) of the executives incentive compensation for the fiscal year in which employment is terminated. The executives are also entitled to options to acquire a total of 2,500 shares each of RTIN's post split common stock at $11.50 per share. The options are exercisable as follows: 800 shares each on December 5, 2002, 800 shares each on December 5, 2003 and 900 shares each on December 5, 2004 if still employed by the Company's exercise dates.


                                   (Continued)
                                     F - 19

                               RTIN HOLDINGS, INC.

                 (FORMERLY RESTAURANT TEAMS INTERNATIONAL, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           DECEMBER 31, 2001 AND 2000



NOTE 7: INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax assets at December 31, 2001 and 2000, are set forth below. The Company had no material deferred tax liabilities at December 31, 2001 and 2000. The Company's valuation allowance increased by $920,590 and $3,263,512 in the years ended December 31, 2001 and 2000, respectively.

Deferred Tax Assets:                              2001           2000
                                              -----------    -----------
   Cash to Accrual Adjustment                 $   456,000    $    34,000
   Debenture Beneficial Conversion Feature        144,000        144,000
   Reserve for Litigation Settlement               40,000         40,000
   Deferred Rent                                   17,000         11,000
   Property and Equipment Depreciation             35,000         24,000
   Allowance on Assets Held for Sale               27,000         20,000
   Net Operating Loss                           4,705,000      4,270,000
                                              -----------    -----------
Total Deferred Tax Assets                       5,424,000      4,543,000
Valuation Allowance for Deferred Tax Assets    (5,424,000)    (4,543,000)
                                              -----------    -----------
              NET DEFERRED TAX ASSETS         $      --      $      --
                                              ===========    ===========

     The Company has a net operating loss of approximately $12,000,000 at December 31, 2001, which may be applied to reduce future taxable income through the year 2019.


   The income tax benefit consists of the following:

                                                            2001         2000
                                                         ----------   ----------
Federal Income Tax:
     Current Benefit                                     $   10,000   $     --
     Deferred Benefit                                          --           --
                                                         ----------   ----------
                                                         $   10,000   $     --
                                                         ==========   ==========


                                   (Continued)
                                     F - 20


                               RTIN HOLDINGS, INC.

                 (FORMERLY RESTAURANT TEAMS INTERNATIONAL, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           DECEMBER 31, 2001 AND 2000

NOTE 7:  INCOME TAXES (CONTINUED)

     The reconciliation between the expected tax at the federal U.S. corporate tax rate and the Company's consolidated actual tax is as follows:

                                                         Year Ended December 31,
                                                           2001            2000
                                                       -----------     -----------

Loss Before Income Tax                                 $(2,737,032)    $(9,598,566)
U.S. Corporate Tax Rate                                         34%             34%
                                                       -----------     -----------
Expected Benefit                                          (930,590)     (3,263,512)

Effect of Valuation Allowance on Deferred Tax Assets       920,590       3,263,512
                                                       -----------     -----------
            Actual (Benefit)                           $   (10,000)    $      --
                                                       ===========     ===========


NOTE 8: OPERATING LEASES

     The Company leases the land where restaurant buildings are located under non-cancelable lease agreements having terms that expire at various dates through fiscal 2017. The Company has options to renew the leases upon expiration for periods ranging from five to ten years. Total rental expense for operating leases amounted to approximately $292,000 and $642,000 in 2001 and 2000, respectively. The Company also pays real estate taxes, insurance, and maintenance expenses related to these leases.

     The Company currently leases two restaurant facilities to other operators under non-cancelable lease agreements, having terms that expire at various dates through 2015. Assets subject to these leases totaling approximately $1,934,000 and related accumulated depreciation of $346,000 are included in property and equipment at December 31, 2001. Total rental income was approximately $247,000 and $284,000 in 2001 and 2000, respectively.


                                   (Continued)

                               RTIN HOLDINGS, INC.

                 (FORMERLY RESTAURANT TEAMS INTERNATIONAL, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           DECEMBER 31, 2001 AND 2000


NOTE 8: OPERATING LEASES (CONTINUED)

     Future minimum lease commitments and rentals at December 31, 2001 under operating leases having an initial or remaining noncancellable term of one year or more are:

                                                                        Lease
                                                          Lease         Rental
                                                       Commitments      Income
        Years Ended December 31,                       -----------   -----------
                 2002                                  $   206,711   $   251,268
                 2003                                      200,501       251,268
                 2004                                      197,551       169,076
                 2005                                      206,344       114,220
                 2006                                      206,928       114,804
              Thereafter                                 2,118,083       967,799
                                                       -----------   -----------

        Total Minimum Rentals                          $ 3,136,118   $ 1,868,435
                                                       ===========   ===========


     In connection with the sale of the Tanners restaurants, the Company sold its rights under the leases on which the restaurants were located to the buyers of the restaurants, however, the various landlords did not release the Company from its obligations under the lease agreements in the event the buyers default under the terms of the lease agreements. This contingent liability is approximately $2,021,000 as of December 31,2001.

NOTE 9: STOCKHOLDERS' EQUITY

     Common Stock
     ------------

     In connection with the lawsuit filed against the former debenture holders, the law firms retained IT/IS, Inc. to provide litigation support to the law firms. In that regard, the Company issued 10,000,000 shares of its common stock to IT/IS, Inc. valued at $100,000 and issued a demand note payable to IT/IS, Inc. for $500,000.

     The agreement with IT/IS, Inc. contemplates that the $500,000 note is to be paid out of the first $500,000 of recovered amounts received by the
     Company, however the note signed by the Company contains no such contingency language and therefore has been charged to legal expense in 2001.

     The Company agreed to register the 10,000,000 shares of common stock so that they could be sold in the open market to cover the out of pocket expenses of IT/IS, Inc. The Company has an obligation to register the 200,000 shares of stock issued in connection with the retention of the law firm and IT/IS, Inc.


                                   (Continued)
                                     F - 22

                               RTIN HOLDINGS, INC.

                 (FORMERLY RESTAURANT TEAMS INTERNATIONAL, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           DECEMBER 31, 2001 AND 2000

NOTE 9: STOCKHOLDERS' EQUITY (CONTINUED)

     On November 26, 2001, the Company entered into a two month consulting agreement with the Casson Group, LLC. ("Casson"). The consulting agreement states that Casson will provide nonexclusive consulting service to the Company in identifying potential investors for the Company in exchange for the Company issuing to Casson 1,250,000 shares of the Company's pre split common stock. The value assigned to the Company's common stock issued to Casson was $262,500 and has been charged to operations in the year ended December 31, 2001.

     During 2001, the Company sold 1,108,317 Pre Split shares of the Company's common stock for an aggregated sales price of $52,452 and 150,000 shares of post split common stock for an aggregated sales price of $270,000.

     On December 17, 2001, the Company effected a 50 to 1 reverse stock split through an amendment to the articles of incorporation and an immediate increase in the authorized shares to 25,000,000. As a result of such reverse split, the number of issued and outstanding shares of Common Stock of the Company was decreased from 43,954,100 to and 879,082. All shares and per share data included herein have been adjusted to reflect the reverse stock split for all periods presented except the balance sheet.

     Preferred Stock
     ---------------

     On May 27, 1999, the Company filed with the Secretary of State of Texas, an amendment to the Articles of Incorporation of the Company authorizing the Company to issue preferred stock with rights and preferences as determined by the Board of Directors of the Company.

     Based on this filing, the Company began issuing preferred stock. However, as of December 31, 2001, the Company had not received from the Secretary of State, a certificate authorizing the preferred stock.

     In February of 2001, the Company and the debentures holders agreed to convert the debentures and accrued interest into 500,000 shares of Common Stock of the Company and 1,999,920 shares of the Company's Convertible Exchangeable Series A Preferred Stock ("Series A Stock"). The Series A Stock has a par value of $.10 per share, bears interest at 10% per annum on the face value of $1,999,920, provides for a preferred liquidation preference of $1.00 per share plus any unpaid accumulated dividends in the event of dissolution, liquidation, or winding up of the Company and has no voting rights. The holders of the Series A Stock may at their option convert the Series A Stock to common stock of the Company at any time as follows: (a) at one dollar ($1) per share for each share of common stock during the first twelve months or, (b) after the first twelve (12) months, based on 80% of the market value of the common stock at the time of conversion. The Company has the right to redeem the Series A Stock upon cash payment of the greater of the market price of the Company's common stock prior to redemption or 110% of the face value plus accrued but unpaid dividends.

     Since the Secretary of State had not issued a certificate of designation authorizing the preferred stock, such Series A Stock has not been shown as issued and outstanding as of December 31, 2001 and the debentures and accrued interest thereon converted into the preferred shares are shown as outstanding as of December 31, 2001.


                                   (Continued)
                                     F - 23

                               RTIN HOLDINGS, INC.

                 (FORMERLY RESTAURANT TEAMS INTERNATIONAL, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           DECEMBER 31, 2001 AND 2000

NOTE 9: STOCKHOLDERS' EQUITY (CONTINUED)

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

     On November 1, 2001, the Company issued 500,000 shares of Series B preferred stock to Stan Swanson and 500,000 shares of Series B preferred stock to Curtis Swanson for accrued salaries in the amount of $268,502.

     Since the Secretary of State had not issued a certificate of designation, such Series B Stock has not been shown as issued and outstanding as of December 31, 2001 and the common shares exchanged for the Series B are shown as issued and outstanding as of December 31, 2001 and salaries in the amount of $268,502 are accrued as of December 31, 2001. See Note 11.

     In July of 2001, the Company mailed a private placement memorandum to the majority of its existing common shareholders, giving them the opportunity to invest in a Series C Preferred Stock of the Company for a purchase price of $.02 cash per share plus three shares of common stock of the Company owned by the investor per share. By October 31, 2001, the Company had received cash in the amount of $110,000 and 16,500,000 shares of the Company's common stock.

     Counsel for the Company has since informed the Company that the offering was an invalid offering and has advised the Company that a formal registered recession offer should be filed. Since the Secretary of State had not issued a certificate of designation for preferred stock and the invalidity of the offering, such Series C stock has not been shown as issued and outstanding as of December 31, 2001, and the cash received has been shown as a liability in the accompanying financial statements. The 16,500,000 shares of Common Stock received was recorded as treasury stock at a value of $.01 per share (the approximate market price of the common stock at the time of receipt). See Treasury Stock for disposition of treasury shares.

     Treasury Stock
     --------------

     As noted above, the Company received 16,500,000 shares of its Common Stock as part of the offering for the Series C Preferred Stock. On December 17, 2001, the 16,500,000 shares became 330,000 of post reverse split Common Stock. During December of 2001, the Company sold 115,908 of the post split shares for cash in the amount of $542,100 and reissued 25,000 of the post split shares valued at $262,500 for a consulting agreement. The remaining 189,092 shares remained as treasury stock at December 31, 2001.

     Stock Options
     -------------

     The Company has authorized the granting of options covering a total of 24,000 shares of the Company's common stock to key employees, officers, directors and certain consultants of the Company. Options are granted with three to five-year terms and become fully exercisable within three years of being granted.

                                  (Continued)

                               RTIN HOLDINGS, INC.

                 (FORMERLY RESTAURANT TEAMS INTERNATIONAL, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           DECEMBER 31, 2001 AND 2000

NOTE 9: STOCKHOLDERS' EQUITY (CONTINUED)

     A summary of the Company's outstanding stock option transactions is as follows:


                                                                 Year Ended December 31,
                                                     ---------------------------------------------------------
                                                                 2001                          2000
                                                     --------------------------     --------------------------
                                                                      Weighted                       Weighted
                                                                       Average                        Average
                                                                      Exercise                       Exercise
                                                       Shares           Price         Shares           Price
                                                     ----------      ----------     ----------      ----------
Outstanding at Beginning of Year                        793,500      $     2.72        897,072      $     2.57
  Granted                                               250,000             .23           --              --
  Forfeited                                                --               -         (103,572)           (.17)
                                                     ----------                     ----------

Outstanding at December 16, 2001                      1,043,500      $     2.40        793,500      $     2.72


Effect of 50 to 1 Reverse Stock Split on
  December 17, 2001                                         /50             x50           --              --
                                                     ----------      ----------     ----------      ----------

Outstanding at End of Year After Giving
  Effect to 40 to 1 Reverse Stock Split                  20,780          119.78           --              --
                                                     ==========      ==========     ==========      ==========

Options Exercisable at End of Year                       20,780      $   119.78        793,500      $     2.72
                                                     ==========      ==========     ==========      ==========

Weighted Average Fair Value of Options
  Granted During the Year                            $      .23                            N/A

     The weighted average remaining contractual life of those options is 1.67 and 1.52 years in 2001 and 2000, respectively. The exercise prices of outstanding options range from $11.50 to $221.50 as of December 31, 2001.

     The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the Company stock options granted during the year ended December 31, 2001, since the option price was equal to the market price on the date of grant. Had compensation cost been determined based on the fair value at the date of grant for awards issued in 2001, pursuant to the employee compensations provisions of SFAS 123, the Company's net loss and loss per share would have been adjusted to the pro forma amounts indicated:

                                             Year Ended December 31,
                                              2001             2000
                                        -------------    -------------
Net loss-as reported                    $  (2,727,032)   $  (9,598,566)

Net loss-pro forma                         (2,736,557)      (9,598,566)

Net loss per common share-as reported           (3.74)          (34.12)

Net loss-pro forma                      $       (3.76)   $      (34.12)



                                   (Continued)
                                     F - 25

                               RTIN HOLDINGS, INC.

                 (FORMERLY RESTAURANT TEAMS INTERNATIONAL, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           DECEMBER 31, 2001 AND 2000

NOTE 9: STOCKHOLDERS' EQUITY (CONTINUED)

     The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighed average assumptions used for grants: dividend yield of zero percent (0%); expected volatility of eight hundred and seven percent (807%); risk free interest rates of four and one half percent (4.5%) and expected lives of three four and five years.

     Warrants
     --------

     The Company has 8,000 outstanding warrants to acquire shares of the Company's common stock ranging in price from $50.00 to $220.00 per share as follows, as adjusted for the reverse stock split in 2001.

     As discussed in Note 5, the Company has issued warrants to purchase up to 4,000 shares of the Company's common stock at $220.00 per share in connection with the issuance of convertible debentures in 1998. These warrants were exercisable at any time through May 17, 2003.

     In connection with the attempt to acquire Fatburger, the Company issued warrants to acquire 3,000 shares of the Company's common stock at an exercise price of $125.00 per share. These warrants are exercisable at any time through May, 8 2004.

     In connection with the settlement of legal fees through the issuance of common stock the Company issued warrants to acquire 1,000 shares of the Company's common stock at an exercise price of $50.00 per share. These warrants are exercisable at any time through March 5, 2005.

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



                                   (Continued)
                                     F - 26

                               RTIN HOLDINGS, INC.

                 (FORMERLY RESTAURANT TEAMS INTERNATIONAL, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           DECEMBER 31, 2001 AND 2000

NOTE 10: COMMITMENTS AND CONTINGENCIES (CONTINUED)

     On December 28, 1999, the Company and Debenture Holders reached an agreement to settle their litigation. As part of the settlement, the Company agreed to issue the Debenture Holders an additional 5% of the outstanding principal value of the debentures, payable in Company common stock (approximately 258,000 shares at December 31, 1999). The approximate value of the shares was recorded as an expense of $116,250 in 1999. However, the Company later determined that further actions of impropriety had occurred and retained a law firm on a contingency basis to pursue its rights and remedies under the law. As a result, both the Company's law suit against the debenture holders and the debenture holders counter claim against the Company have been reactivated and the Company and the debenture holders are again pursuing legal actions against each other. Much discovery remains to be done by all parties to the lawsuits and as a result, no predictions can be made as to the final outcome of the cases.

     On October 24 ,2001, the Company executed a guaranty agreement in favor of McKesson HBOC, Inc. ("Agreement") guaranteeing payment for pharmaceutical drugs purchased by Pegasus. The agreement requires a ninety (90) day notice for cancellation. In connection with the Settlement Agreement between Medex, Pegasus, and IT/IS, Inc., the Company was to obtain a release from McKesson and the Company has notified McKesson that it is terminating the Agreement. In connection with the Agreement, the Company is contingently liable in the event Pegasus does not pay for pharmaceutical drugs purchased by Pegasus through June 11, 2002.

     Loan Default Litigation
     -----------------------

     As of December 31, 1999, the Company was in default on a promissory note agreement that matured August 26, 1999. In February 2000, the holder of the promissory note filed a lawsuit seeking damages of unpaid principal and accrued interest totaling approximately $444,000, plus attorney's fees. A court awarded the holder of the note a judgment in the amount of $522,900. The judgment was acquired by W/F Investment Corp. ("W/F"). As part of the settlement W/F converted $400,000 of the judgment into 10,680,908 shares of the Company's common stock. The remaining $122,900 is carried as a note payable.

     On December 3, 2001, the Company entered into a consulting agreement with Westpark Capital, Inc. ("Westpark"). The agreement is for a term of six months and provides for the Company to issue Westpark 2,500 shares of the Company's post reverse split common stock and to pay Westpark $5,000 per month for the months January through May of 2002 in addition to the $7,500 the Company paid Westpark on December 3, 2001. The agreement automatically renews for periods of one month unless terminated as provided for in the agreement. In return Westpark is to provide non exclusive consulting advice regarding strategic business and financial planning. Westpark will also receive as compensation one percent (1%) of the gross transaction value of any non-Westpark transaction.


                                   (Continued)

                               RTIN HOLDINGS, INC.

                 (FORMERLY RESTAURANT TEAMS INTERNATIONAL, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           DECEMBER 31, 2001 AND 2000

NOTE 11: SUBSEQUENT EVENTS

     In February of 2002, the Company amended its articles of incorporation allowing for the issuance of preferred stock. The Company obtained a certificate of designation for its Series B Preferred Stock and on February 11, 2002, the Company issued 1,000,000 shares of its newly created Series B Preferred Stock to Stan Swanson and 1,000,000 shares to Curtis Swanson. The Series B has no par value, has full voting power with respect to all actions taken by shareholders, carries a 50 to 1 voting right as compared to common shares with anti-dilution rights, is convertible into 1 share of common stock at the option of the holder and is non transferable prior to conversion into Common Stock. On May 3, 2002, the Board of Directors of the Company rescinded the issuance of the Series B Preferred Stock as if it had never been issued. If the Board of Directors had not rescinded the issuance of the Series B Preferred Stock, the Company would have taken a charge to operations in the first quarter of 2002, in the amount of $7,057,498.

     On February 1 ,2001, the Company entered into an agreement with Curtis Swanson (the Chief Operating Officer of the Company) for corporate office space. The lease is for a term of eleven months and provides for lease payments of $600 per month.

     Through April 15, 2002, the Company sold 28,996 of treasury shares acquired in 2001, for $104,764 in cash, issued 20,103 treasury shares for services valued at $75,000 and canceled 119,993 shares of treasury stock.

     Through April 29, 2002, the Company has issued 1,940,500 shares of its common stock for cash consideration of $486,000.

     On March 19, 2002, the Company granted a perpetual license ("License Agreement") to the Safescript Pharmacy Systems ("Systems"), in certain areas of the United States as is defined in the License Agreement for $50,000 in cash, a promissory note in the amount of $450,000 and 100,000 shares of Series A preferred stock of RxSystems, Inc. The preferred stock is convertible into $4,500,000 worth of RxSystems, Inc., common stock based on a formula included in the agreement.

     The License Agreement provides for the following:

          a. The Company is to receive $20,000 for each pharmacy opened by RxSystems plus four percent (4%) of gross receipts of each pharmacy.

          b. If the Company cannot keep the Systems up and running, the Company is liable for resulting damages, including, but not limited to, lost profits of RxSystems.

     On February 28, 2002, Curtis Swanson loaned the Company $175,000 under the terms of a note payable which is due on August 27, 2002 along with interest at six percent (6%).

     Since December 31, 2001, the Company has entered into two new leases for retail space for the purpose of operating pharmacies. Estimated future rentals under these leases are approximately $44,000 over a period of three years.

                                   (Continued)

                               RTIN HOLDINGS, INC.

                 (FORMERLY RESTAURANT TEAMS INTERNATIONAL, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           DECEMBER 31, 2001 AND 2000

NOTE 12: SEGMENT REPORTING

     A of December 31, 2001, the Company operated in only one industry segment, that being the restaurant business.

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

                                    Part III.


Item 9. Directors, Executive Officers, Promoters and Control Persons

The Directors and Officers of the Company are set forth below.

Name                       Age             Position              In Office Since
--------------------------------------------------------------------------------
Stanley L. Swanson         58       Chief Executive Officer            1990
                                    Chairman of the Board
                                    Of Directors

Curtis A. Swanson          34       Director, Treasurer, and           1990
                                    President

David W. Lee               33       Chief Technology Officer           2002

Carole A. Swanson          60       Secretary                          1990

All directors hold office until the next annual meeting of the shareholders of the Company, and until their successors are elected and qualified. Officers hold office until the first meeting of the Board of Directors following the annual meeting of shareholders, subject to earlier removal by the Board of Directors.

                Family relationships among Officers and Directors
                -------------------------------------------------

Stanley L. Swanson and Carole A. Swanson are husband and wife. Curtis A. Swanson is the son of Stanley L. and Carole A. Swanson.

                  Business Experience of Directors and Officers
                  ---------------------------------------------

Stanley L. Swanson, a founder of the Company, has served as President and Chairman of the Board since its inception in May, 1990. In addition to developing the Company's overall business strategy and expansion plans, Mr. Swanson is responsible for selection and negotiations for future locations. Prior to establishing the first restaurant in Marshall, Texas in June, 1989, Mr. Swanson was the President and CEO of Canaan Enterprises, Inc., a Montana corporation involved in the development of real estate franchises within the state. Under Mr. Swanson's leadership, the company grew from 1 franchise in 1986 to 10 franchises by 1988. It was at this time that Mr. Swanson sold his holdings in Canaan Enterprises, Inc., in order to begin and fund the first stage of growth in what is now RTIN Holdings, Inc. From 1981 to 1986 Mr. Swanson was a real estate broker in the state of Montana, where he owned and operated two real estate sales and development companies. From 1972 until 1981 Mr. Swanson was an entrepreneur in the restaurant industry, owning and successfully operating two restaurant establishments. From 1962 until 1972 Mr. Swanson played professional baseball, where he was primarily associated with the Cincinnati Reds and Montreal Expos organizations.


Curtis A. Swanson has been with the Company  since its  inception in May,  1990.
Mr. Swanson served as Chief Financial Officer from 1990 through 2000 and currently serves as President and Chief Operations Officer. Mr. Swanson handles all day-to-day operations of the Company. Prior to his involvement with the Company, Mr. Swanson was executive vice president for Canaan Enterprises, Inc., a multi unit real estate franchise company from 1986 to 1989. His duties with Canaan Enterprises, Inc. included the sales, set-up, and oversight of franchises within the state of Montana. From 1987 to 1989 Mr. Swanson owned and operated two real estate franchises, a video rental store, and a pizza establishment.

David  Lee has  recently  joined  the  company  serving  in the  role  of  Chief
Information   Technology   Officer.   Mr.  Lee  also   carries   the  title  and
responsibility of President of the Safe Med Systems  division.  Mr. Lee has over
14 years in the  technology  field,  working in the gaming  industry for Choctaw
Indian Bingo from 1987 to 1991 and Grand Casinos  Corporation from 1992 to 1996.
From  1996 to 1999  Mr.  Lee  served  as  Chief  Operations  officer  for Call 4
Wireless, a Minnesota-based  wireless  communications  provider and from 2000 to
2001 in the automotive  industry with  Intra-Metrics,  Inc.. Also during 2000 to
2001, Mr. Lee was involved in providing back office  software  solutions for the
restaurant   industry  through  DeCroux   Corporation.   He  is  a  graduate  of
Southeastern Oklahoma State University.


Carole A. Swanson, wife of Stanley L. Swanson and co-founder of the Company, has served as  Secretary  of the Company  since its  inception  in May,  1990.  Mrs.
Swanson was  involved  with her husband in the selling of real estate in Montana from  1981  to  1988.  She  also  worked  in the  management  of all  restaurant operations  her  husband was  involved in from 1972 to 1981.  >From 1954 to 1966
Mrs.  Swanson worked in various  capacities for the Blue Circle  restaurants,  a family owned drive-in  restaurant chain  established by her father in Knoxville,
TN.  The  chain  eventually  grew to 30  locations  throughout  the  south.  Her
restaurant   experience   includes  the  establishment  and  supervision  of  an
employee-training  program,  day-to-day  operations and  management,  as well as overall business management and record keeping for the organization.

             Section 16(a) Beneficial Ownership Reporting Compliance
             -------------------------------------------------------

Based solely upon a review of the Forms 3 and 4 and amendments thereto furnished to the Company during 2001, and Forms 5 and amendments thereto furnished to the Company with respect to the fiscal year ended December 31, 2001, no person who at any time during the year ended December 31, 2001, was a director, officer, beneficial owner of more than 10% of any class of equity securities registered pursuant to section 12, failed to file such forms on a timely basis.


Item 10. Executive Compensation

The following table provides certain compensation information relating to the Company's Chief Executive Officer and each of the Company's executive officers whose total annual compensation exceeds $100,000 per year.

                           Summary Compensation Table
                           --------------------------

                                             Annual Compensation          Long-Term Compensation
                                             -------------------          -----------------------

                                                                          Restricted    Securities
                                                                             Stock      Underlying        All Other
Name and Principal Position        Year      Salary      Bonus    Other      Awards    Options/SARs      Compensation
---------------------------        ----      -------     -----    -----   ----------   ------------      ------------
Stanley L. Swanson                 2001      $200,000*    -0-      -0-        -0-          2,500              -0-
  Chief Executive Officer          2000       150,000*    -0-      -0-        -0-           -0-               -0-
                                   1999        57,000     -0-      -0-        -0-           -0-               -0-

Curtis A. Swanson                  2001      $185,000*    -0-      -0-        -0-          2,500              -0-
  President and Chief Operating    2000       100,000*    -0-      -0-        -0-           -0-               -0-
  Officer                          1999        53,000     -0-      -0-        -0-           -0-               -0-


*Includes $__________ in salary still accrued at of year end 2001 and $________ payable to the executives by the issuance of common stock.

No options were granted in 2000. The following table sets forth certain information relating to outstanding options and SARs granted during 2001:

                      Option/SAR Grants in Last Fiscal Year
                      -------------------------------------

                     Number of   Percent of Total
                    Securities     Options/SARs
                    Underlying       Granted to        Exercise
                   Options/SARs    Empoloyees in       or Base        Expiration
    Name             Granted        Fiscal Year         Price            Date
    ----           ------------  ----------------  ----------------   ----------

Stanley L. Swanson    2,500            50%         $11.50 per share   12/5/2004
Curtis A. Swanson     2,500            50%         $11.50 per share   12/5/2004

The following table sets forth certain information relating to outstanding options and SARs exercised during 2001 and outstanding as of December 31, 2001.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
--------------------------------------------------------------------------------

                     Shares                                                    Value of Unexercised
                     Acquired on    Value      Number of Unexercised        In-the-Money Options/SARs
     Name            Exercise       Realized   Options/SARs at 12/31/01            at 12/31/01
     ----            -----------    --------   ------------------------     -------------------------
                                               exercisable/unexercisable    exercisable/unexercisable
Stanley L. Swanson     -0-             -0-              0/2,500                        $0/$0
Curtis A. Swanson      -0-             -0-              0/2,500                        $0/$0

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the number of shares of each class of voting stock of the Company owned as of December 31, 2001 by (i) the Chief Executive Officer and each executive officer that were paid more than $100,000 in the last fiscal year, (ii) each person who owns of record or beneficially more than 5% of the outstanding shares of any class of voting stock, and (iii) all directors and officers of the Company as a group. Each share of the Company's Series B Preferred Stock was entitled to vote as though it was 50 shares of the Company's Common Stock. Unless otherwise indicated, the address of each person listed is 3216 Page Rd, Longview Texas 75601.

Amount and Nature of Beneficial
Ownership (1)
                     Name and Address of                              Percent of
   Title of Class     Beneficial Owner             Solely    Shared     Class
   --------------    ------------------            ------    ------   ----------

Common Stock, $.01
Par Value            Stanley L. Swanson             83,527     -0-        8.1%
                     Curtis A. Swanson              84,531     -0-        8.2%
                     Owen Gilbert                   87,477     -0-        8.5%
                     Ann E. Rau (2)                  -0-       -0-         *
                     W/F Investment Corp
                     1900 Ave of the Stars
                     Suite 2410
                     Los Angeles, CA  90067        223,618     -0-       19.4%

                     James W. Christian
                     2302 Fannin
                     Suite 500
                     Houston, Texas  77002         200,000     -0-       21.7%
                     Perissos Investment Corp
                     114 South Houston
                     Longview, Texas  75602        150,000     -0-       14.6%
                     All Directors and Officers
                     as a group (5 Persons) (2)    127,477     -0-       24.8%

* Less than 1%

     (1) Includes shares as to which the named beneficial holder has the right to acquire within 60 days.
     (2) Does not include 1,103,287 shares of common stock, $.01 par vale per share (25.2% of the class), issued to Ann E. Rau as consideration in connection with the acquisition of MedEx and Pegasus, and cancelled as a result of the Separation Agreement.

Item 12. Certain Relationships and Related Transactions

The Company has entered into employment agreements with Stan Swanson and Curtis Swanson. The employment agreements provide for base salaries of $200,000 and $185,000, respectively, in 2002, $240,000 and $200,000, respectively, in 2003,
$265,000  and  $225,000,  respectively,  in  2004  and  $300,000  and  $270,000, respectively, in 2005, plus incentive compensation of one and one half percent (1.5%) each of the adjusted net profits of the Company, as defined, plus automobile allowances and life and health insurance coverages. In the event of termination without cause, the executives are entitled to two hundred percent (200%) of the executives base salary in effect on the date of termination plus two hundred percent (200%) of the executives incentive compensation for the fiscal year in which employment is terminated. The executives are also entitled to options to acquire a total of 2,500 shares each of the Company's post split common stock at $11.50 per share. The options are exercisable as follows: 800 shares each on December 5, 2002, 800 shares each on December 5, 2003 and 900 shares each on December 5, 2004 if still employed by the Company's exercise dates.

On March 1, 2001, the Company issued 500,000 (pre-split) shares of common stock to Stanley L. Swanson in exchange for the forgiveness of $20,000 in accrued payroll and 450,000 (pre-split) shares of common stock to Curtis A. Swanson in exchange for the forgiveness of $18,000 in accrued payroll. Additionally, on November 15, 2001, the Company issued 114,437 (pre-split) shares of common stock to the Stan & Curtis Swanson in exchange for the forgiveness of $28,609.25 in accrued payroll.

On February 11, 2002 the Company issued 1,000,000 shares of Series B Preferred stock each to Curtis Swanson and Stanley Swanson in exchange for 20,000 (post-split) shares of common stock and the forgiveness of $268,502 in accrued salary. The Series B Preferred stock is convertible 1 to 1 back into common stock of the Company at the choice of the holder and carries voting rights per share equal to 50 shares of common stock. On May 3, 2002, the Board of Directors of the Company rescinded the issuance of the Series B Preferred Stock as if it had never been issued. If the Board of Directors had not rescinded the issuance of the Series B Preferred Stock, the Company would have taken a charge to operations in the first quarter of 2002, in the amount of $7,057,498.

On February 28, 2002 Curtis Swanson borrowed $175,000 from a private source and loaned those funds to the Company to make the final payments due under the agreement to purchase MedEx and Pegasus. It is the understanding of the parties that the Company will repay the loan to Curtis Swanson within six months of the date of this report in order to allow Curtis Swanson to repay his obligation.

The Company currently leases approximately 3,500 sq. ft. of office space from Curtis Swanson for $600.00 per month. The lease term is from February 1, 2002 through December 31, 2002

Item 13. Exhibits and Reports on Form 8-K

     (a) The following documents are filed as exhibits to the Form 10-KSB of RTIN Holdings, Inc. and incorporated by reference



  Exhibit No.                           Description


     2.1 Agreement of Merger, dated September 28, 1995, between Fresh'n Lite, Inc, a Delaware corporation, and F'NL, Inc., a Texas corporation (incorporated by reference to the Amendment 1 Form 10-SB filed with the Securities and Exchange Commission on June 25, 1998.)

     2.2 Stock Purchase Agreement dated December 6, 2001 between Restaurant Teams International, Inc., MedEx Systems, Inc., Pegasus Pharmacy, Inc., Laurence Solow and Ann E. Rau.
                 (incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on December 13, 2001.)

     2.3 Settlement and Separation Agreement dated March 8, 2001, between RTIN Holdings, Inc., MedEx Systems, Inc., Pegasus Pharmacy, Inc., Laurence Solow, Ann E. Rau, Curtis Swanson, Stanley Swanson, ITIS, Inc., and Hunter Carr (incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on March 12, 2002.)

     3.1*        First Amended and Restated Articles of Incorporation

     3.2* Certificate of Correction to the First Amended and Restated Articles of Incorporation

     3.3 Bylaws of RTIN Holdings, Inc. (incorporated by reference to the Form 10-SB filed with the Securities and Exchange Commission on November 10, 1997.)

     4.1 Description of the Common Stock, $.01 par value (incorporated by reference to the Form 10-SB filed with the Securities and Exchange Commission on November 10, 1997.)

     4.2 Warrant Agreement (incorporated by reference to the Form 10-KSB filed with the Securities and Exchange Commission on February 28, 1997.)

     10.1 Restaurant Lease dated as of September 15, 1997 by and between USRP (Midon), LLC and Fresh'n Lite, Inc.(incorporated by reference to the Amendment 1 to Form 10-SB filed with the Securities and Exchange Commission on June 25, 1998.)

     10.2        Ground Lease dated as of February 21, 1995 by and between Peter
                 D. Fonberg Investments and Fresh'n Lite, Inc. (incorporated by reference to the Amendment 1 Form 10-SB filed with the Securities and Exchange Commission on June 25, 1998.)

     10.3 Ground Lease Agreement dated as of April 11, 1997 by and between Robert M. Farrell Development, Ltd. and Fresh'n Lite, Inc. (incorporated by reference to Amendment 1 Form 10-SB filed with the Securities and Exchange Commission on June 25, 1998.)

     10.4 Sublease dated as of November 2, 1998 between Restaurant Teams International, Inc. and Zeke's Grill, Inc. (incorporated by reference to the Amendment 1 Form 10-SB filed with the Securities and Exchange Commission on June 25, 1998.)

     10.5* Lease dated February 1, 2002 by and between RTIN Holdings, Inc. and Curtis A. Swanson

     10.6* Lease dated January 1, 2002 by and between RTIN Holdings, Inc. and Home Health, Inc.

     10.7*       Lease  dated   April  12,   2002  by  and  between   Safescript
                 Pharmacies, Inc. and Pollard Heines Buildings, LLC.

     10.8 1997 Incentive Stock Option Plan (incorporated by reference to the Amendment 1 Form 10-SB filed with the Securities and Exchange Commission on June 25, 1998.)

     10.9*       Employment contract between RTIN Holdings,  Inc. and Stanley L.
                 Swanson.

     10.10*      Employment  contract between RTIN Holdings,  Inc. and Curtis A.
                 Swanson.

* filed with this report.


The Company filed the following reports on Form 8-K during the three months ended December 31, 2001.

Form 8-K dated December 13, 2002, announcing the acquisition of MedEx Systems, Inc. and Pegasus Pharmacy, Inc. under Item 2, and the recapitalization of the Company under Item 5. Audited financial statements relating to MedEx Systems, Inc. and Pegasus Pharmacy, Inc. were filed by amendment on February 20, 2002.

                                   SIGNATURES

                 In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, this 6th day of May 2002.


                                          RTIN Holdings, Inc.

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

      Signature                          Title                           Date
      ---------                          -----                           -----

/s/ Stanley L. Swanson      Director and Chief Executive Officer     May 6, 2002
----------------------
Stanley L. Swanson

/s/ Curtis A. Swanson       Director, President, Chief Operations    May 6, 2002
----------------------
Curtis A. Swanson           Office and Senior Accounting Officer