Form 10KSB/A
period 2001-12-31
RTIN HOLDINGS INC
filed 2002-05-09
CIK 921066

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

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

                                     PART I

Item 1. DESCRIPTION OF BUSINESS

History

RTIN Holdings, Inc. (the "Company") is a Texas corporation. On December 7, 2001 the company changed its name from Restaurant Teams International, Inc to RTIN Holdings, Inc. in order to reflect the Company as a multi-concept holding company specializing in the pharmaceutical industry.

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

Company Business - Pharmaceutical Segment

     Products and Services
     ---------------------

The Safescript division is focusing on servicing the pain management sector of the medical community. The pharmacy does not promote any non-pharmaceutical sales and focuses exclusively on the distribution of medications from scripts generated by the Safe Med technology. The Safescript division opened one Safescript Pharmacy in Longview, Texas on April 15, 2002 and a second lease has been secured for a location in Tyler, Texas with an expected opening of May 29, 2002. The Safescript division has targeted 19 pharmacies to be opened in 2002. In addition, on March 26, 2002 the Company sold the rights to market and operate the Safescript Pharmacy model on the West Coast of the United States to RxSystems, Inc, (a Nevada corporation) for $5,000,000, payable $500,000 in cash over six months and 100,000 shares of Series A Preferred stock of RxSystems, Inc. The 100,000 shares of Preferred stock are convertible into $4,500,000 worth of unregistered common stock of RxSystems, Inc. at prices based on average selling prices over 30 days prior to payment. RxSystems, Inc. has scheduled the opening of 10 pharmacy units in 2002. For each pharmacy RxSystems, Inc. opens, Safescript will be paid a one-time fee of $10,000 and will receive an ongoing royalty of 2% of gross sales from each pharmacy. Likewise, Safe Med will also receive a $10,000 fee for each pharmacy opened by RxSystems, Inc. and an ongoing royalty of 2% of gross sales.

The Safe Med division is focusing on duplicating and improving the technology it acquired pursuant to the Separation Agreement. The primary objective is to improve on the technology in a manner that will keep the product simple while adding additional features which the physicians desire. In addition to servicing the Safescript division, Safe Med is also exploring additional vertical market uses for the Safe Med technology products. Safe Med has entered into one beta agreement with The Letco Companies (TM), a pharmaceutical holding company, of Decatur, Alabama for the purpose of testing whether the product can be utilized by Safescript Pharmacy and a traditional pharmacy in the same market.

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

     Major Suppliers
     ---------------

Safescript purchases the majority of its pharmaceutical products, supplies, and equipment from McKesson HBOC and Meridian Pharmaceuticals, Inc., wholesalers of pharmaceutical products. Relationships with both wholesalers are believed to be good. In the event that either wholesaler ceased to supply pharmaceutical products to Safescript for any reason, the Company believes that alternative sources of wholesale supply would be available on similar terms.

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

     Government Approvals
     --------------------

Each new location of a Safescript Pharmacy must be licensed by the state government in which it is located. License requirements vary from one state to the next but have not been a significant impediment in the past and are not expected to be a significant impediment to opening new locations in the future. In addition, each Safescript Pharmacy must be licensed by the Federal Drug Enforcement Agency and, in some states, the pharmacies must obtain a separate controlled substance license in order to dispense schedule 2 class drugs in addition to the general pharmacy license.

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

     Employees
     ---------

The Company employed 52 persons as of April 12, 2002, including nine executive and office personnel, four pharmacy personnel, and 39 restaurant operational managers and staff.

Item 2: DESCRIPTION OF PROPERTY

The following table provides information with respect to each of the Company's restaurant properties. The Dallas, The Colony, and Richardson buildings are owned, with a lease on the land. The Dallas and Richardson locations are leased by the Company to third parties.

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

         Longview, Texas            1,331 sq. ft.              December 31, 2004
         Tyler, Texas                 850 sq. ft.              May 31, 2004

In addition, the Company leases approximately 3,500 sq. ft. of office space from Curtis Swanson (a related party) in Longview, Texas as its corporate offices. The Company believes that all of its facilities are adequate for the purpose for which they are used.

Item 3. LEGAL PROCEEDINGS

Restaurant Teams International, Inc. vs. Dominion Capital Fund, Ltd. et. al, Civil Action Cause No. 99 Civ. 4138 (RJW) (JCF) United States District Court, Southern District of New York. The Company filed suit against three investment funds and their principals alleging fraud and violation of federal and state securities laws in connection with a $3 million investment in the Company's convertible debentures. The debentures had a conversion rate based on 80% of the market price of the Company's common stock, which the Company alleges was manipulated downward by illegal short selling in order to obtain a larger number of conversion shares. Defendants have counterclaimed alleging default of the debentures, breach of contract, securities fraud and common law fraud. On
December 24, 1999 all parties entered into a settlement agreement addressing this action and then on February 11th, 2001 the holders of the remaining $1,996,301 in debentures agreed to convert the debentures and accrued interest into 500,000 (pre-split) shares of common stock of the Company and 1,999,920 shares of the Company's Convertible Exchangeable Series A Preferred Stock (Series A Stock). The Series A Stock has a par value of $.10 per share, bears interest at 10% per annum on the face value of $1,999,920, provides for a preferred liquidation preference of $1.00 per share plus any unpaid accumulated dividends in the event of dissolution, liquidation or winding up of the Company and has no voting rights. The holders of the Series A Stock may at their option convert the Series A Stock to common stock of the Company at any time as follows: (a) at one dollar ($1) per share for each share of common stock during the first twelve months or, (b) after the first twelve (12) months, based on 80% of the market value of the common stock at the time of conversion. The Company has the right to redeem the Series A Stock upon cash payment of the greater of the market price of the Company's common stock prior to redemption or 110% of the face value plus accrued but unpaid dividends. It was discovered in 2002 that the certificate of designation filed with the Texas Secretary of State had an omission which invalidated the issuance of the Series A. Therefore the Company left the debentures as debt on the books pending a correction to the certificate of designation. However, the Company later determined that further actions of impropriety had occurred and retained the firm of O'Quinn & Laminack in Houston, Texas on a contingency basis to pursue its rights and remedies under the law and reflected a charge of $700,000 in 2001 against operations in connection with the contingency fee agreement. As a result, the above referenced cause has been reactivated and the parties are again pursuing legal actions against each other. The Company is not able to determine the probable outcome of this case. To this date there have been no attempts at conversions of the Series A Preferred shares by the prior debenture holders.

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

          o    The   approval   of  a  name   change   from   Restaurant   Teams
               International, Inc. to RTIN Holdings, Inc. - Approved by an affirmative vote of 93.38% of the shares represented.

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

                                     PART II

Item 5. MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock began trading on the OTC Bulletin Board under the symbol FLTT on May 9, 1997 and to RTNH on October 26, 2001. Such symbol was changed to RTIN in September 1998. The Company's stock was subsequently de-listed from the OTC Bulleting Board for lack of reporting in May of 2001. The Company brought all of its filings current in an effort to regain its listing which occurred October 26, 2001. The following table sets forth for the quarters indicated the high and low bid prices of the Company's Common Stock as reported by the National Quotation Bureau, Inc. as adjusted for the 50 to 1 reverse split affected on December 17, 2001. The prices reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

         2000                                        High              Low
                                                     -----------------------
     First Quarter...............................    $68.75           $17.19
     Second Quarter..............................    $50.00           $16.00
     Third Quarter...............................    $23.44           $3.50
     Fourth Quarter..............................    $13.25           $1.55

          2001                                       High              Low
                                                     ----------------------
     First Quarter...............................    $5.00            $1.50
     Second Quarter..............................    $6.75            $0.05
     Third Quarter...............................    $5.00            $0.05
     Fourth Quarter..............................    $18.00           $0.05


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

During the first three quarters of 2001 the Company did not have auditors engaged to review its quarterly reports o Form 10-QSB. During the audit process the Company discovered errors in the quarterly filings which will be corrected and filed as amendments to its quarterly reports on Form 10-QSB/A as expeditiously as possible.

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



                         Liquidity and Capital Resources
                         -------------------------------

In February of 2001, the Company and the holders of $1,996,301 principal and $422,600 in accrued interest on the debentures agreed to convert the debentures and accrued interest into 500,000 (pre-split) shares of common stock of the Company and 1,999,920 shares of the Company's Convertible Exchangeable Series A Preferred Stock (Series A Stock). The Series A Stock has a par value of $.10 per share, bears interest at 10% per annum on the face value of $1,999,920, provides for a preferred liquidation preference of $1.00 per share plus any unpaid accumulated dividends in the event of dissolution, liquidation or winding up of the Company and has no voting rights. The holders of the Series A Stock may at their option convert the Series A Stock to common stock of the Company at any time as follows: (a) at one dollar ($1) per share for each share of common stock during the first twelve months or, (b) after the first twelve (12) months, based on 80% of the market value of the common stock at the time of conversion. The Company has the right to redeem the Series A Stock upon cash payment of the greater of the market price of the Company's common stock prior to redemption or 110% of the face value plus accrued but unpaid dividends. In January of 2002 it was discovered that the certificate of designation filed with the Texas Secretary of State had an omission which invalidated the issuance of the Series
A. Therefore the Company left the debentures as debt on the books pending a correction to the certificate of designation, which it expects to complete in the current fiscal year.

In 2001 the Company sold 1,108,317 (pre-split) restricted shares of common stock in five separate private equity transactions for $52,452 to five separate existing shareholders. The Company issued 1,100,000 shares of Series C Preferred stock of the Company in a private placement to the existing shareholders of the Company. The Series C Preferred shares were sold for $.02 and three shares of common stock (pre-split) each and resulted in a total of $110,000 in cash and the acquisition of 16,500,000 shares of (pre-split) common stock In January 2002 it was discovered that that the Company failed to file a certificate of designations with respect to the Series C Preferred shares. The Company intends to conduct a registered rescission offer with respect to all holders of the Series C Preferred shares. In the mean time, the proceeds from the sale of the Series C Preferred shares are reflected as a rescission liability and the shares of common stock tendered for the Series C Preferred shares are shown as treasury shares.. The Company also sold 115,908 of post reverse split treasury shares for $542,100 and sold 150,000 of post split common stock for $270,000. The proceeds of the stock sales were used to fund losses from operations and the investment in MedEx and Pegasus which was later reduced to an investment in Medical Technology Software pursuant to the terms of the Separation Agreement.

Curtis A. Swanson, a principal of the Company lent $175,000 to the Company under the terms of a note which is due on August 27, 2002 along with interest at 6%.

Cash flow from operations is not sufficient to fund the Company's business plan and the Company will require additional capital for research and development of the Safe Med Systems technology and the construction of additional Safescript Pharmacies. The Company intends to obtain the necessary funds for operation by licensing the use of the Safe Med and Safescript technology to third persons, obtaining extended payment terms from its suppliers, incurrence of additional indebtedness, or sale of equity interests in the Company. There is no assurance that sufficient funds will be available from such sources and the lack of sufficient funds may adversely impact the realization of the Company's business goals.

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




                               RTIN HOLDINGS, INC.

                 (FORMERLY RESTAURANT TEAMS INTERNATIONAL, INC.)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (CONTINUED)

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                                                           Notes
                                                                                                        Receivable         Total
                                   Common Stock             Additional                                     from        Stockholders'
                             ---------------------------     Paid-In        Retained      Treasury        Related         Equity
                                Shares         Amount        Capital       (Deficit)        Stock         Parties        (Defecit)
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------
Shares issued for legal            10,000        100,000           --             --             --             --          100,000
  services

Shares received in
  settlement of
  RSI rescission                 (500,000)        (5,000)         5,000           --             --             --             --

Cancellation of escrowed
  shares                       (5,000,000)       (50,000)        50,000           --             --             --             --

Receipt of Ness Energy stock
  which was distributed
  in 2000                            --             --           50,000           --             --             --           50,000

Treasury Shares Received In
  Connection with Series C
  Stock Sales                        --             --          165,000           --         (165,000)          --             --

Sale of Treasury Shares              --             --          484,146           --           57,954           --          542,100


Treasury Shares Issued
  For Services                       --             --          250,000           --           12,500           --          262,500


Fair Market Value of Common
  stock Contributed By
  Major Shareholder for Legal
  Fees                               --             --           18,000           --             --             --           18,000


Effect of 50 to 1 reverse     (43,075,018)      (430,750)       430,750           --             --             --             --
  split

Sale of Common Stock Post
  Reverse Split                   150,000          1,500        268,500           --             --             --          270,000


Net Loss                             --             --             --       (2,727,032)          --             --       (2,727,032)
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------


Balance, December 31, 2001      1,029,082   $     10,291   $ 14,532,483   $(16,603,059)  $   (868,002)  $       --     $ (2,928,287)
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

                 (FORMERLY RESTAURANT TEAMS INTERNATIONAL, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           DECEMBER 31, 2001 AND 2000


NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Prior  to  November  8,  2001,  the  Company  lent to Medex  Systems,  Inc.
     ("Medex") and Pegasus Pharmacy, Inc. ("Pegasus"), two Louisiana corporations, a total of $265,000 under the terms of certain capital notes called "Bridge Loans" which were secured by one hundred percent (100%) of the issued and outstanding capital stock of Medex and Pegasus and bore interest at eighteen percent (18%) per annum. On November 8, 2001, the Company, Medex, Pegasus and the shareholders of Medex and Pegasus ("Shareholders") entered into a letter agreement which (a) acknowledged the Bridge Loans, (b) granted the Company an option to purchase one hundred percent (100%) of Medex and Pegasus until December 18, 2001, for the issuance by the Company of $25,000,000 worth of post reverse split common stock of the Company.

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

David  Lee has  recently  joined  the  company  serving  in the  role  of  Chief
Information   Technology   Officer.   Mr.  Lee  also   carries   the  title  and
responsibility of President of the Safe Med Systems  division.  Mr. Lee has over
14 years in the  technology  field,  working in the gaming  industry for Choctaw
Indian Bingo from 1987 to 1991 and Grand Casinos  Corporation from 1992 to 1996.
From  1996 to 1999  Mr.  Lee  served  as  Chief  Operations  officer  for Call 4
Wireless, a Minnesota-based  wireless  communications  provider and from 2000 to
2001 in the  automotive  industry with  Intra-Metrics,  Inc. Also during 2000 to
2001, Mr. Lee was involved in providing back office  software  solutions for the
restaurant   industry  through  DeCroux   Corporation.   He  is  a  graduate  of
Southeastern Oklahoma State University.

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

                           Summary Compensation Table
                           --------------------------

                                           Annual Compensation         Long-Term Compensation
                                           -------------------         ----------------------
                                                                                       Securities
                                                                        Restricted     Underlying     All Other
Name and Principal Position    Year        Salary      Bonus   Other   Stock Awards   Options/SARs   Compensation
                               ----        -------     -----   -----   ------------   ------------   ------------
Stanley L. Swanson             2001       $200,000(1)   -0-     -0-        -0-           2,500             -0-
  Chief Executive Officer      2000        150,000(2)   -0-     -0-        -0-            -0-              -0-
                               1999         57,000      -0-     -0-        -0-            -0-              -0-

Curtis A. Swanson              2001       $185,000(3)   -0-     -0-        -0-           2,500             -0-
  President and Chief
Operating Officer              2000        100,000(4)   -0-     -0-        -0-            -0-              -0-
                               1999         53,000      -0-     -0-        -0-            -0-              -0-

(1) Includes $115,000 of unpaid but accrued salary for the year ended December 31 2001.
(2) Includes $93,845 of unpaid but accrued salary for the year ended December 31, 2000. In 2001 Stan Swanson received common stock of the Company valued at $34,305 and marketable securities valued at $10,346 in satisfaction of a portion of the 2000 salary. The remaining $49,194 is still accrued at December 31, 2001.


(3) Includes  $100,000 of unpaid but accrued  salary for the year ended December
31, 2001.

(4) Includes  $47,018 of unpaid but accrued  salary for the year ended  December
31, 2000. In 2001 Curtis Swanson received common stock of the Company valued at $32,304 and marketable securities valued at $10,346 in satisfaction of a portion of the 2000 salary. The remaining $4,368 is still accrued at December 31, 2001.

No options were granted in 2000. The following table sets forth certain information relating to outstanding options and SARs granted during 2001:


                      Option/SAR Grants in Last Fiscal Year
                      -------------------------------------

                       Number of   Percent of Total
                      Securities     Options/SARs
                      Underlying      Granted to
                     Options/SARs    Employees in   Exercise or       Expiration
        Name           Granted       Fiscal Year    Base Price        Date
       ----          ------------  ---------------  -----------       ----------

Stanley L. Swanson      2,500            50%        $11.50 per share   12/5/2004
Curtis A. Swanson       2,500            50%        $11.50 per share   12/5/2004

The following table sets forth certain information relating to outstanding options and SARs exercised during 2001 and outstanding as of December 31, 2001.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
--------------------------------------------------------------------------------

                        Shares                  Number of Unexercised         Value of Unexercised
                     Acquired on     Value           Options/SARs          In-the-Money Options/SARs
       Name            Exercise    Realized           at 12/31/01                 at 12/31/01
       ----          -----------   --------     ---------------------      -------------------------
                                              exercisable/unexercisable    exercisable/unexercisable
Stanley L. Swanson       -0-          -0-              0/2,500                       $0/$0
Curtis A. Swanson        -0-          -0-              0/2,500                       $0/$0

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

                                                 Amount and Nature of Beneficial
                                                          Ownership (1)
                      Name and Address of                             Percent of
 Title of Class       Beneficial  Owner             Solely    Shared     Class
 --------------       -------------------           ------    ------  ----------



Common Stock, $.01
Par Value             Stanley L. Swanson            83,527      -0-       8.1%
                      Curtis A. Swanson             84,531      -0-       8.2%
                      Owen Gilbert                  87,477      -0-       8.5%
                      Ann E. Rau (2)                  -0-       -0-        *

                      W/F Investment Corp
                      1900 Ave of the Stars
                      Suite 2410
                      Los Angeles, CA  90067        223,618     -0-      19.4%
                      James W. Christian
                      2302 Fannin
                      Suite 500
                      Houston, Texas  77002         200,000     -0-      21.7%
                      Perissos Investment Corp
                      114 South Houston
                      Longview, Texas  75602        150,000     -0-      14.6%
                      All Directors and Officers
                      as a group (5 Persons) (2)    127,477     -0-      24.8%

* Less than 1%

(1) Includes shares as to which the named beneficial holder has the right to acquire within 60 days.
(2) Does not include 1,103,287 shares of common stock, $.01 par value per share, issued to Ann E. Rau as consideration in connection with the acquisition of MedEx and Pegasus. For financial statement purposes the transaction has been effectively cancelled as of December 31, 2001 and therefore, the 1,103,287 shares are not shown as outstanding as of December 31, 2001 as a result of the Separation Agreement.

     Item 12. Certain Relationships and Related PARTY Transactions

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

The Company has entered into employment agreements with Stan Swanson and Curtis Swanson. The employment agreements provide for base salaries of $200,000 and $185,000, respectively, in 2002, $240,000 and $200,000, respectively, in 2003,
$265,000  and  $225,000,  respectively,  in  2004  and  $300,000  and  $270,000, respectively, in 2005, plus incentive compensation of one and one half percent (1.5%) each of the adjusted net profits of the Company, as defined, plus automobile allowances and life and health insurance coverage. In the event of termination without cause, the executives are entitled to two hundred percent (200%) of the executives' base salary in effect on the date of termination plus two hundred percent (200%) of the executives' incentive compensation for the fiscal year in which employment is terminated. The executives are also entitled to options to acquire a total of 2,500 shares each of the Company's post split common stock at $11.50 per share. The options are exercisable as follows: 800 shares each on December 5, 2002, 800 shares each on December 5, 2003 and 900 shares each on December 5, 2004 if still employed by the Company's exercise dates.

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

The Company currently leases approximately 3,500 sq. ft. of office space from Curtis Swanson for $600.00 per month. The lease term is from February 1, 2002 through December 31, 2002

See Financial Statements (Note 6) for additional disclosures.

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

         Signature                      Title                            Date


 /s/ Stanley L. Swanson    Director and Chief Executive Officer      May 6, 2002
-----------------------
Stanley L. Swanson

 /s/ Curtis A. Swanson     Director, President, Chief Operations     May 6, 2002
----------------------     Office and Senior Accounting Officer
Curtis A. Swanson