Form 10QSB
period 2002-03-31
RTIN HOLDINGS INC
filed 2002-05-20
CIK 921066

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             Form 10-QSBForm 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002
                                                 --------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from               to
                                                --------------    --------------

                        Commission file number 001-13559
                                               ---------


                               RTIN Holdings, Inc.
                               -------------------
                 (Name of small business issuer in its charter)

                 Texas                                   75-2337102
     (State of other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization

     3218 Page Rd., Longview, Texas                        75605
(Address of principal executive offices)                 (Zip Code)

                    Issuer's telephone number (903) 295-6800


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]


Number of shares outstanding of each of the issuer's classes of common stock, as of May 13, 2002 3,549,599 shares of common stock, par value $.01.

                               RTIN HOLDINGS, INC.


                                                                       Page  No.

PART I      FINANCIAL INFORMATION.............................................

     Financial Statements..................................................... 3
     --------------------

     Table of Contents to Financial Information............................... 4

     Condensed Balance Sheets as of December 31, 2001 and
     March 31, 2002........................................................... 5

     Condensed Statements of Continuing Operations for Three Month Periods
      Ended March 31, 2001 and March 31, 2002  ..............................  7

     Condensed Statements of Cash Flows for the Three Month
     Periods Ended March 31, 2001 and March 31, 2002.......................... 8

            Notes to Interim Condensed Financial Statements ...................9

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations.....................11
            ---------------------------------------------


PART II     OTHER INFORMATION.................................................13

Item 2.     Changes in Securities.............................................13
            ---------------------

Item 4.     Submission of Matters to a Vote of Security Holders...............13
            ---------------------------------------------------

Item 6.     Exhibits and Reports on Form 8-K..................................14
            --------------------------------

Signatures  ..................................................................15

Item  1.  FINANCIAL STATEMENTS




                               RTIN Holdings, Inc.
                              Financial Statements
                              As of March 31, 2002

                               RTIN Holdings, Inc.

                              Financial Statements


                              As of March 31, 2002


                                    Contents



             Financial Statements

             Balance Sheet............................................F-1
             Statements of Operations.................................F-2
             Statements of Cash Flow..................................F-3
             Notes....................................................F-4

                               RTIN Holdings, Inc.
                            Condensed Balance Sheets
                     For The Year End December 31, 2002 and
                     Three-Month Period Ended March 31, 2002

                                     ASSETS

Current Assets                                March 31, 2002  December 31, 2001

Cash                                           $    34,893          $     8,355
Inventory                                      $     7,108                 6505
Note Receivable                                $   462,113                    0
                                               -----------          -----------

Total Current Assets                           $   504,114          $    14,860


Property & Equipment, at cost

Fixtures & Equipment                           $   774,702          $   794,522
Vehicles                                       $    29,950          $    29,950
Buildings & Leasehold Improvements             $ 2,434,834          $ 2,425,651
Accumulated Depreciation                       ($  954,358)         ($  876,358)
                                               -----------          -----------

Net Property & Equipment                       $ 2,285,128          $ 2,373,765


Other Assets
Non Marketable Securities (Impairment)         ($4,500,000)         $         0
Non Marketable Securities  (See Footnote 2)    $ 4,500,000          $         0
Cost of Technology                             $   805,803          $   358,753
                                               -----------          -----------

Total Other Assets                             $   805,803          $   358,753


Total Assets                                   $ 3,595,045          $ 2,747,378

                               RTIN Holdings, Inc.
                            Condensed Balance Sheets
                     For The Year End December 31, 2002 and
                     Three-Month Period Ended March 31, 2002

                              Liabilities & Equity

Current Liabilities                      March 31, 2002       December 31, 2001

Cash Overdrafts                            $          0            $     14,539
Accounts Payable                           $    346,657            $    317,056
Accrued Expenses & Other Liabilities       $  1,271,922            $  1,139,170
Current Portion Notes Payable              $  2,334,641            $  2,159,641
                                           ------------            ------------

Total Current Liabilities                  $  3,953,220            $  3,630,406


Deferred Liabilities                       $     48,958            $     48,958

Convertible Debentures                     $  1,996,301            $  1,996,301
                                           ------------            ------------

Total Liabilities                          $  5,998,479            $  5,675,665


Stockholder's Equity (Deficit)

Common Stock                               $     29,622            $     10,291
Additional Paid in Capital                 $ 15,158,468            $ 14,532,483
Treasury Stock                             ($   868,002)           ($   868,002)
Retained Earnings - Prior                  ($16,603,059)           ($16,603,059)
Retained Earnings - Current                ($   120,463)           $          0
                                           ------------            ------------

Total Shareholder's Equity                 ($ 2,403,304)           ($ 2,928,287)


Total Liabilities & Stockholder's Equity    $  3,555,045           $  2,747,378


                               RTIN Holdings, Inc.
                           Condensed Income Statements
                           For The Three Periods Ended
                        March 31, 2001 and March 31, 2002


                             Statement of Operations

Revenue                                      March 31, 2002               March 31, 2001

Income - License Fees                         $ 5,000,000                  $         0
Income - Rental                               $    48,228                  $    48,228
Income - Restaurant Sales                     $   110,379                  $   428,802
                                              -----------                  -----------

Total Revenue                                 $ 5,158,607                  $   477,033


Operating Costs & Expenses

Cost of Sales                                 $   157,387                  $   717,021
General & Administrative Expenses             $   447,489                  $   165,804
Depreciation & Amortization                   $    78,000                  $    78,000
                                              -----------                  -----------


Total Operating Costs & Expenses              $   682,876                  $   959,825


Non Operating Income (Expense)
Asset Impairment - License Fee                ($4,500,000)                 $         0
Other Income                                  $     2,806                  $         0
Interest Expense                              ($   99,000)                 $    98,330
Gain on Sale of Assets                        $         0                  $    21,506
                                              -----------                  -----------

Total Non Operating Income(Expense)           $ 4,596,194                  $   119,836

Income Before Income Taxes                    ($  120,463)                 ($  602,631)


Income Tax Benefit                            $         0                  $         0

Net Gain                                      ($  120,463)                 ($  602,631)




                               RTIN Holdings, Inc.
                             Statements of Cash Flow
                           For The Three Periods Ended
                        March 31, 2001 and March 31, 2002

                                                                         March 31,    March 31,
                                                                            2002          2001

Cash Flows From Operating Activities
      Net Loss                                                           ($120,463)   ($602,631)
      Adjustments to Reconcile Net Loss to Net Cash Used by
         Operating Activities
           Depreciation & Amortization                                   $  78,000    $  72,000
           (Gain) Sale of Asset                                          $       0    $       0
           Stock for Services                                            $ 179,316    $       0
      Changes in Operating Assets and Liabilities
           Decrease (Increase) in Inventories                            ($    603)   ($    519)
           Increase (decrease) in Accounts Receivable                    $       0    ($  1,970)
           Decrease in Marketable Securities                             $       0    $  24,140
           Decrease in Cash Overdrafts                                   ($ 14,539)   $       0
           Increase (Decrease) in Accounts Payable                       $  29,601    $ 263,385
           Increase (Decrease) in Accrued Expenses & Other Liabilities   $ 132,752    ($369,807)

                   Net Cash Used in Operating Activities                 $ 404,527    ($ 12,771)

Cash Flows From Investing Activities
           Purchase of Property & Equipment                              ($ 14,363)   $       0
           Purchase of Rights to Software                                ($447,050)   $       0
           Proceeds from Sale of Property & Equipment                    $  25,000    $ 325,000
           (Increase) Decrease in Note Receivable                        ($462,113)   $       0
                   Net Cash Used in Investing Activites                  ($898,526)   $ 325,000

Cash Flows From Financing Activities

           Proceeds from issuance of Notes Due Related Parties           $ 175,000    $       0
           Proceeds from Common Stock                                    $ 466,000    $ 337,333

                   Net Cash Provided by Financing Activities             $ 641,000    $ 337,333

NET INCREASE (DECREASE) IN CASH                                          $  26,538    $  46,931

CASH  BEGINNING OF YEAR                                                  $   8,355    $   2,521

CASH AT END OF PERIOD                                                    $  34,893    $  49,452


                               RTIN Holdings, Inc.
                 Notes to Interim Condensed Financial Statements
                           For The Three Periods Ended
                        March 31, 2001 and March 31, 2002

Note 1.   Basis of Presentation

          The condensed financial statements of RTIN Holdings, Inc. (the "Company") as of March 31, 2001 and March 31, 2002 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management; necessary to fairly state the operating results for the respective periods. However, these operating results are not necessarily indicative of the results expected for the full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principals have been omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the notes to the financial statements contained in the Form 10-KSB filed May 9, 2002. Company management believes that the disclosures are sufficient for interim financial reporting purposes.

Note 2.   Impairment of Non Marketable Securities

          Pursuant to the contract between RxSystems, Inc. and the Company for the sale of license rights for the Safescript Pharmacy for the west coast, the Company booked $5,000,000 in revenue. However, due to the fact that only $500,000 of the sales price is being paid in cash and the remaining $4,500,000 was paid via the issuance of Series A Convertible Preferred stock which is convertible into common stock of RxSystems, Inc. based on a formula of future trading value, and given the fact that RxSystems, Inc. is not currently trading publicly, there can be no assurance that the Company will be able to collect the balance of the purchase price and thus has recorded an asset impairment expense of $4,500,000 as of March 31, 2002. The contract calls for the Company to be able to convert its 100,000 shares of Series A Preferred, which it holds in RxSystems, Inc. into $4,500,000 worth of RxSystems, Inc. common stock based on the average trading price of RxSystems, Inc. stock from January 1, 2003 through February 11, 2003. At such time as the Company is able to secure this conversion the Company would then realize a gain of $4,500,000.

Note 3.   Subsequent Events

          On May 14, 2002 the Company entered into an agreement to sell the Huntington, WV, Owensboro, KY, Clarksville, Jacksonville, & Chattanooga, TN, Safescript Pharmacy license to Safescript Pharmacies of Kentucky, Inc. for $198,000. The purchase price is being paid as follows: $25,000 paid prior to the execution of the agreement and the balance is payable in weekly installments of $5,000 per week until paid. In addition the agreement calls for the payment of $20,000 for each Safescript Pharmacy opened and 4% of gross sales on an ongoing basis. This transaction will be recorded as license fee revenue of $198,000 in the second quarter of 2002 and has resulted in an increase in the Company's notes receivable of $173,000.

          On May 17, 2002 the Company entered into an agreement to sell the Denver, CO Safescript Pharmacy license to RxConcepts, Inc. for $330,000. This The purchase price is being paid as follows: $48,000 was paid prior to the execution of the agreement and the balance of $282,000 is payable with one payment of $30,000.00 on October 1, 2002 and five subsequent monthly payments of $51,125.40 through March 1, 2003. In addition the agreement calls for the payment of $20,000 for each Safescript Pharmacy opened and 4% of gross sales on an ongoing basis. This transaction will be recorded as license fee revenue of $330,000 in the second quarter of 2002 and has resulted in an increase in the Company's notes receivable of $282,000.

          On May 20, 2002 the Company entered into an agreement to sell the Tucson, Yuma, and Flagstaff, Arizona, Provo, Utah, and Pocatello and Boise, Idaho, Safescript Pharmacy license to Safescript Pharmacies of Arizona, Inc for $300,000. The purchase price is being paid $65,000 in cash and $235,000 in monthly installments of $23,500.00. In addition the agreement calls for the payment of $20,000 for each Safescript Pharmacy opened and 4% of gross sales on an ongoing basis. This transaction will be recorded as license fee revenue of $300,000 in the second quarter of 2002 and has resulted in an increase in the Company's notes receivable of $235,000.

          On May 20, 2002 the Company surrendered its franchise rights to McConnell's Fine Ice Cream back to W/F Investment Corporation in exchange for the forgiveness of the $50,000 note owed to W/F Investment Corp. by the Company and reflected as a current liability in the Company's December 31, 2001 and March 31, 2002 financial statements. As a result of this transaction the company has eliminated the McConnell's acquisition asset and the associated debt on its' balance sheets as of May 20, 2002. Given the fact that the Company had impaired the McConnell's asset at year-end 2001 but was still carrying the note payable, as a current liability the resulting affect of this transaction is a gain to the Company of $50,000, which will be recorded as income in the second quarter of 2002.

          The Company is correcting the certificate of designation with the Texas Secretary of States' office for the Series A Preferred stock. As a result the Company will move the $1,996,301 on the balance sheet from debt as debentures to equity as Series A Preferred this will result in a $1,996,301 increase in shareholders equity as of May 31, 2002. These shares are still the subjects of litigation, which is being undertaken on behalf of the Company by the firm of O'Quinn & Laminack.

          On May 6, 2002 the Company issued a right to Stanley L. Swanson to convert his accrued salary through March 31, 2002 in the amount of $177,177 into 1,107,356 shares of Common of the Company at any time prior to April 30, 2003 and issued a right to Curtis A. Swanson to convert his accrued salary through March 31, 2002 in the amount of $134,000 into 892,644 shares of Common Stock of the Company at any time prior to April 30, 2003. If converted the $311,177 in accrued salary, which is reflected as a current liability on the Company's balance sheet at March 31, 2002, would be eliminated and the number of outstanding shares of common stock would be increased by 2,000,000. This transaction has been entered into in lieu of the issuance of Series B stock, which had been issued to the Stanley L. Swanson and Curtis A. Swanson but then rescinded on May 3, 2002.

Item 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     This Quarterly Report on Form 10-QSB includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which can be identified by the use of forward-looking terminology such as, "may", "believe", "expect", "intend", "anticipate", "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. All statements other than statements of historical fact included in this Form 10-QSB, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors with respect to any such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed in this Form 10-QSB, including, without limitation, in conjunction with the forward-looking statements included in this Form 10-QSB, and in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, but are not limited to, the newness of the Company, the need for additional capital and additional financing, the Company's limited pharmacy base, lack of geographic diversification, the risks associated with expansion, a lack of marketing experience and activities, risks of licensing, development and construction delays, need for additional personnel, increases in operating and drug costs and availability of supplies, significant industry competition, government regulation, insurance claims and the ability of the Company to meet its stated business goals. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

     The following discussion of the results of operations and financial condition should be read in conjunction with the Financial Statements and related Notes thereto included herein.

Overview

RTIN Holdings, Inc. is a Texas Corporation. The Company currently owns two subsidiary divisions, Safe Med Systems, Inc. (a Texas corporation) and
Safescript Pharmacies, Inc. (a Texas corporation). Under the Safescript Pharmacies division the Company has one pharmacy open in Longview Texas, a second pharmacy leased and being built out in Tyler, Texas with an opening scheduled for May 27, 2002, and a third pharmacy location leased and being built out in Texarkana, Texas with an opening scheduled for June 12, 2002.

Results of Operations

     Comparison of Three Months Ended March 31, 2001 and March 31, 2002

     Revenues. For the three months ended March 31, 2002, the Company generated revenues of $5,158,607 compared to revenues of continued locations in the same period of 2001 of $477,023 a 1081% increase. The increase in revenue is due exclusively to the sale of the California, Oregon, Washington, and Alaska, Safescript Pharmacy license to RxSystems, Inc. for $5,000,000, payable $500,000 in cash over six months and 100,000 shares of Series A Preferred stock of RxSystems, Inc. The 100,000 shares of Preferred stock are convertible into $4,500,000 worth of unregistered common stock of RxSystems, Inc. at prices based on average selling prices over 30 days prior to payment. To date RxSystems has paid $100,000 of its obligations due under the $500,000 note with the balance due on May 31, 2002.

     Costs and Expenses. Costs and expenses for the three months ended March 31, 2002 decreased by $276,949 or 29% to $682,576 as compared to $959,825 for the corresponding period of 2001. This decrease was due to the previous periods costs associated with the increase in overhead associated with the gearing up for the Tanner's and Regulatory Solutions, Inc. ("RSI") acquisitions.

     Net Loss. The Company had a net loss for the three months ended March 31, 2002 of $120,463 compared to net loss of $602,631 for the corresponding three months of 2001.

Liquidity and Capital Resources

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

Subsequent Events

On April 9, 2002 the Company entered into a Market Share Beta Test Agreement with Letco Medical Inc., which is one of three divisions of The Letco (TM) Companies, a Decatur Alabama Corporation, for the joint purpose of exploring a new vertical market using the Zip Script Technologies. The Letco(TM) Companies provide turnkey solutions for pharmacies worldwide. Specializing in respiratory and compounded, customized medications, The Letco(TM) Companies offer a complete suite of pharmacy operations consulting, compounding chemicals, equipment and supplies, pre-mix medications, and industrial facilities equipment. The Letco(TM) Companies is the parent corporation of Meridian Pharmaceuticals, Inc., on of the Company's wholesalers of pharmaceutical products and equipment.

On May 14, 2002 the Company entered into an agreement to sell the Huntington, WV, Owensboro, KY, Clarksville, Jacksonville, & Chattanooga, TN, Safescript Pharmacy license to Safescript Pharmacies of Kentucky, Inc. for $198,000. The purchase price is being paid as follows: $25,000 paid prior to the execution of the agreement and the balance is payable in weekly installments of $5,000 per week until paid. In addition the agreement calls for the payment of $20,000 for each Safescript Pharmacy opened and 4% of gross sales on an ongoing basis. This transaction will be recorded as license fee revenue of $198,000 in the second quarter of 2002 and has resulted in an increase in the Company's notes receivable of $173,000.

On May 17, 2002 the Company entered into an agreement to sell the Denver, CO Safescript Pharmacy license to RxConcepts, Inc. for $330,000. This The purchase price is being paid as follows: $48,000 was paid prior to the execution of the agreement and the balance of $282,000 is payable with one payment of $30,000.00 on October 1, 2002 and five subsequent monthly payments of $51,125.40 through March 1, 2003. In addition the agreement calls for the payment of $20,000 for each Safescript Pharmacy opened and 4% of gross sales on an ongoing basis. This transaction will be recorded as license fee revenue of $330,000 in the second quarter of 2002 and has resulted in an increase in the Company's notes receivable of $282,000.

On May 20, 2002 the Company entered into an agreement to sell the Tucson, Yuma, and Flagstaff, Arizona, Provo, Utah, and Pocatello and Boise, Idaho, Safescript Pharmacy license to Safescript Pharmacies of Arizona, Inc for $300,000. The purchase price is being paid $65,000 in cash and $235,000 in monthly installments of $23,500.00. In addition the agreement calls for the payment of $20,000 for each Safescript Pharmacy opened and 4% of gross sales on an ongoing basis. This transaction will be recorded as license fee revenue of $300,000 in the second quarter of 2002 and has resulted in an increase in the Company's notes receivable of $235,000.

On May 20, 2002 the Company surrendered its franchise rights to McConnell's Fine Ice Cream back to W/F Investment Corporation in exchange for the forgiveness of the $50,000 note owed to W/F Investment Corp. by the Company and reflected as a current liability in the Company's December 31, 2001 and March 31, 2002 financial statements. As a result of this transaction the company has eliminated the McConnell's acquisition asset and the associated debt on its' balance sheets as of May 20, 2002. Given the fact that the Company had impaired the McConnell's asset at year-end 2001 but was still carrying the note payable, as a current liability the resulting affect of this transaction is a gain to the Company of $50,000, which will be recorded as income in the second quarter of 2002.

The Company is correcting the certificate of designation with the Texas Secretary of States' office for the Series A Preferred stock. As a result the Company will move the $1,996,301 on the balance sheet from debt as debentures to equity as Series A Preferred this will result in a $1,996,301 increase in shareholders equity as of May 31, 2002. These shares are still the subjects of litigation, which is being undertaken on behalf of the Company by the firm of O'Quinn & Laminack.

On May 6, 2002 the Company issued an option to Stanley L. Swanson to convert his accrued salary through March 31, 2002 in the amount of $177,177 into 1,107,356 shares of Common of the Company at any time prior to April 30, 2003 and issued an option to Curtis A. Swanson to convert his accrued salary through March 31, 2002 in the amount of $134,000 into 892,644 shares of Common Stock of the Company at any time prior to April 30, 2003. If converted the $311,177 in accrued salary, which is reflected as a current liability on the Company's balance sheet at March 31, 2002, would be eliminated and the number of outstanding shares of common stock would be increased by 2,000,000. This transaction has been entered into in lieu of the issuance of Series B stock, which had been issued to the Stanley L. Swanson and Curtis A. Swanson but then rescinded on May 3, 2002.

It is the belief of management that the territory sales to RxSystems, Inc, RxConcepts, Inc., Safescript Pharmacies of Kentucky, Inc. and Safescript Pharmacies of Arizona, Inc, along with the $20,000 license fee to be paid per store will provide the capital necessary for the Company to continue to expand its business model.

                           PART II - OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES

On February 11, 2002 the Company issued 1,000,000 shares of Series B Preferred stock each to Curtis Swanson and Stanley Swanson in exchange for 20,000 (post-split) shares of common stock and the forgiveness of $268,502 in accrued salary. The Series B Preferred stock was convertible 1 to 1 back into common stock of the Company at the choice of the holder and carries voting rights per share equal to 50 shares of common stock. On May 3, 2002, the Board of Directors of the Company rescinded the issuance of the Series B Preferred Stock as if it had never been issued. If the Board of Directors had not rescinded the issuance of the Series B Preferred Stock, the Company would have taken a charge to operations in the first quarter of 2002, in the amount of $7,057,498.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a) Hereafter set forth as an exhibit to the Form 10-QSB of RTIN Holdings, Inc. is the following exhibit:

     None

     (b)  Current Reports on Form 8-K:

     The Company filed the following reports on Form 8-K during the quarter ended March 31, 2002.

     Form 8-K/A dated February 20, 2002 announcing the closing of the MedEx Sytems, Inc. ("MedEx") and Pegasus Pharmacy, Inc.("Pegasus") acquisitions under Item 2 and the recapitalization of the Company under Item 5 and including the audited financial statements of MedEx and Pegasus for the years ended December 31, 2000 and December 31, 2001.

     Form 8-K/A dated February 22, 2002 announcing the closing of the MedEx and Pegasus acquisitions under Item 2 and the recapitalization of the Company under Item 5 and including the audited financial statements of MedEx and Pegasus for the years ended December 31, 2000 and December 31, 2001. This amendment was filed to make a minor adjustment reallocating a portion of the G&A in the MedEx & Pegasus audits to R&D.

     Form 8-K/A dated February 28, 2002 announcing that the final payment due pursuant to the purchase agreement of MedEx & Pegasus had been made under
     Item 5.

     Form 8-K dated March 12, 2002 announcing the Settlement and Separation agreement between MedEx, Pegasus, IT-IS, Inc, and the Company under Item 2, the issuance of a Company press release under Item 5, and the resignation of Ann E. Rau as a director pursuant to the Settlement and Separation agreement under Item 6.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        RTIN Holdings, Inc.
                                        (Registrant)


Date:    May 20, 2002                   By:  /s/ Stanley L. Swanson
                                             ----------------------
                                             Stanley L. Swanson, Chief Executive
                                             Officer
                                             (Duly Authorized Signatory)


Date:    May 20, 2002                   By:  /s/ Curtis A. Swanson
                                             ---------------------
                                             Curtis A. Swanson, President, Chief
                                             Operating Officer and Senior
                                             Accounting Officer
                                             (Duly Authorized Signatory)