Form 10QSB
period 2002-06-30
RTIN HOLDINGS INC
filed 2002-08-02
CIK 921066

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             Form 10-QSBForm 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 2002
                                          -------------

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]


Number of shares outstanding of each of the issuer's classes of common stock, as of July 20th, 2002 was 4,848,533 shares of common stock, par value $.01.

                               RTIN HOLDINGS, INC.


                                                                        Page No.
                                                                        --------

PART I    FINANCIAL INFORMATION................................................

Item 1.   Financial Statements.................................................3

          Table of Contents to Financial Information...........................4

          Condensed Balance Sheets as of December 31, 2001 and
          June 30, 2002........................................................5

          Condensed Statements of Continuing Operations for Three Month Periods
           Ended June 30, 2001 and June 30, 2002  ............................ 7

          Condensed Statements of Cash Flows for the Three Month
          Periods Ended June 30, 2001 and June 30, 2002........................8

          Notes to Interim Condensed Financial Statements .....................9

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.......................11

PART II   OTHER INFORMATION...................................................13

Item 2.   Changes in Securities...............................................13

Item 4.   Submission of Matters to a Vote of Security Holders.................13

Item 6.   Exhibits and Reports on Form 8-K....................................14

Signatures....................................................................15

Item  1.  FINANCIAL STATEMENTS









                               RTIN Holdings, Inc.
                              Financial Statements
                               As of June 30, 2002

                               RTIN Holdings, Inc.

                              Financial Statements


                               As of June 30, 2002


                                    Contents
Financial Statements

Balance Sheet................................................................F-1
Statements of Operations.....................................................F-3
Statements of Cash Flow......................................................F-5
Notes........................................................................F-6

                               RTIN Holdings, Inc.
                            Condensed Balance Sheets
                     For The Year End December 31, 2001 and
                      Six-Month Period Ended June 30, 2002

                                     ASSETS

Current Assets                             June 30, 2002      December 31, 2001
                                         -----------------    -----------------

Cash                                     $          60,339    $           8,355
Inventory                                $          34,164    $           6,505

Accounts Receivable                      $           3,505    $               0
Note Receivable                          $       3,868,900    $               0
                                         -----------------    -----------------

Total Current Assets                     $       3,966,908    $          14,860


Property & Equipment, at cost

Fixtures & Equipment                     $         233,270    $         794,522
Vehicles                                 $          29,950    $          29,950
Buildings & Leasehold Improvements       $          10,297    $       2,425,651
Accumulated Depreciation                 ($         54,806)   ($        876,358)
                                         -----------------    -----------------

Net Property & Equipment                 $         218,711    $       2,373,765


Other Assets
Deposits                                 $           6,970    $               0
Cost of Technology                       $         820,803    $         358,753

Research & Development                   $         157,237    $               0
                                         -----------------    -----------------

Total Other Assets                       $         985,010    $         358,753


Total Assets                             $       5,170,629    $       2,747,378


                               RTIN Holdings, Inc.
                            Condensed Balance Sheets
                     For The Year End December 31, 2001 and
                      Six-Month Period Ended June 30, 2002

                              Liabilities & Equity

Current Liabilities                           June 30, 2002      December 31, 2001
                                           ------------------    -----------------
Cash Overdrafts                            $                0    $          14,539
Accounts Payable                           $          607,673    $         317,056
Accrued Expenses & Other Liabilities       $          440,449    $       1,139,170
Current Portion Notes Payable              $          243,220    $       2,159,641
                                           ------------------    -----------------

Total Current Liabilities                  $        1,291,341    $       3,630,406


Long Term Liabilities                      $          787,000    $               0

Deferred Liabilities                       $                0    $          48,958

Convertible Debentures                     $                0    $       1,996,301
                                           ------------------    -----------------

Total Liabilities                          $        2,078,341    $       5,675,665


Stockholder's Equity (Deficit)

Common Stock                               $           45,496    $          10,291
Series A Preferred Stock                   $        1,996,301    $               0
Additional Paid in Capital                 $       15,606,325    $      14,532,483
Treasury Stock                             ($         868,002)   ($        868,002)
Retained Earnings - Prior                  ($      16,603,059)   ($     16,603,059)
Retained Earnings - Current                $        2,915,226    $               0
                                           ------------------    -----------------

Total Shareholder's Equity                 $        3,092,287    ($      2,928,287)


Total Liabilities & Stockholder's Equity   $        5,170,629    $       2,747,378


                               RTIN Holdings, Inc.
                           Condensed Income Statements
                        For The Three Month Periods Ended
                         June 30, 2001 and June 30, 2002


                             Statement of Operations

Revenue                                        3 Months Ended    3 Months Ended
                                                June 30, 2002     June 30, 2001
                                               --------------    --------------
Income - License Fees                          $      779,000    $            0
Income - Rental                                $            0    $       60,978
Income - Pharmacy                              $      107,550    $            0
Income - Restaurant                            $            0    $      180,664
                                               --------------    --------------

Total Revenue                                  $      886,550    $      241,642


Operating Costs & Expenses

Cost of Sales                                  $       66,286    $       61,819
General & Administrative Expenses              $      465,647    $      251.562
Depreciation & Amortization                    $       85,050    $       22,500
                                               --------------    --------------


Total Operating Costs & Expenses               $      616,982    $      335,881


Non Operating Income (Expense)
Revenue Write Down                             ($   1,500,000)   $            0
Other Income                                   ($     441,892)   $            0
Interest Expense                               ($     100,725)   ($      39,408)
Gain on Sale of Assets                         $      345,655    $            0
Discontinued Operations                        ($      36,917)   $            0
Gain on Asset Impairment                       $    4,500,000    $            0
                                               --------------    --------------

Total Non Operating Income (Expense)           $    2,766,121    ($      39,408)

Income Before Income Taxes                     $    3,035,689    ($     126,623)


Income Tax Benefit                             $            0    $            0

Net Gain (Loss)                                $    3,035,689    ($     126,623)

Earnings Per Share
(Fully Diluted)                                $          .35    ($         .16)

                               RTIN Holdings, Inc.
                           Condensed Income Statements
                         For The Six Month Periods Ended
                         June 30, 2001 and June 30, 2002


                             Statement of Operations

Revenue                                        6 Months ended    6 Months Ended
                                                June 30, 2002     June 30, 2001
                                               --------------    --------------
Income - License Fees                          $    5,779,000    $            0
Income - Rental                                $       48,228    $      121,951
Income - Pharmacy                              $      107,550    $            0
Income - Restaurant                            $            0    $      364,392
                                               --------------    --------------

Total Revenue                                  $    5,934,778    $      486,343


Operating Costs & Expenses

Cost of Sales                                  $       66,286    $      124,441
General & Administrative Expenses              $      913,136    $      530,974
Depreciation & Amortization                    $      139,050    $       45,000
                                               --------------    --------------


Total Operating Costs & Expenses               $    1,118,471    $      700,415


Non Operating Income (Expense)
Revenue Write Down                             ($   1,500,000)   $            0
Other Income                                   ($     439,085)   $            0
Interest Expense                               ($     199,725)   ($      92,952)
Discontinued Operations                        ($     107,925)   ($     216,007)
Gain on sale of Assets                         $      345,655    $            0
                                               --------------    --------------

Total Non Operating Income
(Expense)                                      ($   1,901,080)   ($     308,959)

Income Before Income Taxes                     $    2,915,226    ($     523,031)


Income Tax Benefit                             $            0    $            0

Net Gain                                       $    2,915,226    ($     523,031)

Earnings Per Share
(Fully Diluted)                                $          .34    ($         .66)


                               RTIN HOLDINGS, INC.
                             STATEMENTS OF CASH FLOW
                         For The Six Month Periods Ended
                         June 30, 2001 and June 30, 2002
                      Consolidated Statement of Cash Flows
                                                                         June 30, 2002    June 30, 2001
Cash Flows From Operating Activities                                     -------------    -------------

      Net Profit (Loss)                                                  $   2,915,226    ($    523,031)
      Adjustments to Reconcile Net Loss to Net Cash Used by
         Operating Activities
           Depreciation & Amortization                                   $     139,050    $      45,000
           Stock for Services                                            $     229,316    $           0
      Changes in Operating Assets and Liabilities
           Decrease (Increase) in Inventories                            ($     27,659)   ($      1,133)
           Increase (decrease) in Accounts Receivable                    $       3,505    $           0
           Decrease in Marketable Securities                             $           0    $      24,140
           Decrease in Cash Overdrafts                                   ($     14,539)   $           0
           Increase (Decrease) in Accounts Payable                       $     220,499    ($    104,080)
           (Decrease) in notes due related parties                       $           0    ($     47,500)
           Increase in Deposits                                          $       6,970    $           0
           Increase in Research & Development                            $     157,237    $           0
           Increase (Decrease) in Accrued Expenses & Other Liabilities   ($    504,459)   ($    194,307)
                   Net Cash Used in Operating Activities                 $     209,920    ($    277,880)

Cash Flows From Investing Activities
           Purchase of Property & Equipment                              ($     66,878)   $           0
           Purchase of Rights to Software                                ($    462,050)   $           0
           Proceeds from Sale of Property & Equipment                    $      25,000    $           0
           Change in assets of discontinued operations                   $           0    $      84,607
           (Increase) Decrease in Note Receivable                        ($  3,868,900)   $           0
                   Net Cash Used in Investing Activities                 ($  4,372,828)   $      84,607

Cash Flows From Financing Activities

           Change in Convertible Debentures                              ($  1,999,301)   ($  1,996,301)
           Change in Common Stock                                        $   1,109,047    $     516,183
           Change in Series A Preferred Stock                            $   1,999,920    $   1,999,920
           Change in Series B Preferred Stock                            $           0    $     143,803
           Proceeds from issuance of Notes Due Related Parties           $     187,000    $           0
                   Net Cash Provided by Financing Activities             $   1,299,666    $     663,605

NET INCREASE (DECREASE) IN CASH                                          $      51,984    ($     52,699)

CASH  BEGINNING OF YEAR                                                  $       8,355    $      59,133

CASH AT END OF PERIOD                                                    $      60,339    $       6,434

                               RTIN Holdings, Inc.
                 Notes to Interim Condensed Financial Statements
                         For The Six Month Periods Ended
                         June 30, 2001 and June 30, 2002

Note 1.  Basis of Presentation

         The condensed financial statements of RTIN Holdings, Inc. (the "Company") as of June 30, 2001 and June 30, 2002 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management; necessary to fairly state the operating results for the respective periods. However, these operating results are not necessarily indicative of the results expected for the full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principals have been omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the notes to the financial statements contained in the Form 10-KSB filed May 9, 2002. Company management believes that the disclosures are sufficient for interim financial reporting purposes.

Note 2:  Organization and description of business

         RTIN Holdings, Inc. ("the Company"), a Texas Corporation, was formerly known as Restaurant Teams International, Inc. Prior to December of 2001, the Company had owned and operated full service restaurants, principally in the Dallas, Texas metropolitan area. The Company has since liquidated all of its restaurant related assets and is currently focusing exclusively on the pharmaceutical sector through the operation of its two wholly owned subsidiaries, Safe Med Systems, Inc. and Safescript Pharmacies, Inc. both Texas Corporations.

         The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries Safe Med Systems, Inc. and Safescript Pharmacies, Inc. All significant intercompany balances and transactions have been eliminated in the consolidation.

Note 3:  Basic summary of significant accounting procedures

         Revenue Recognition
         -------------------

         Sales and related costs are recognized by the Company upon the sale of products at pharmacy locations as well as at the time of sale of any licensed territories to market partners of the Companies Safescript Pharmacy model.

         Per Share Data
         --------------

         Basic earnings (loss) per share (EPS) is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding. Diluted EPS includes potentially dilutive common shares outstanding during the period. On December 17, 2001 the Company initiated a 50:1 reverse split of its common stock and all per share data is reflective of this split. Included in the EPS data are 2,137,871 shares of Series C Preferred stock yet unconverted and 2,000,000 shares issuable to Stanley L. Swanson and Curtis A. Swanson upon their option. (See Note 8 Related Party Transactions)

         Stock-Based Compensation
         ------------------------

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

         Concentrations of Credit Risk
         -----------------------------

         The Company places its cash in what it believes to be credit-worthy financial institutions. Cash balances may exceed FDIC insured levels at times during the year. As of June 30, 2002, no balance exceeded the FDIC insured limits.

Note 4:  Acquisition

         Summary of Medex and Pegasus transaction
         ----------------------------------------

         On December 5, 2001, RTIN, Medex, Pegasus, and the Shareholders entered into a Stock Purchase Agreement ("Agreement"). The Agreement provided that RTIN would issue 3,521,127 shares of its post split common stock to the Shareholders or their designees in exchange for all of the issued and outstanding stock of Medex and Pegasus.

         On December 18, 2001, the Company acquired Medex and Pegasus for 3,521,127 shares of the Company's common stock valued at $4 per share or $14,084,508.

         On March 8, 2002, the Company and the principals of Medex and Pegasus entered into a Settlement and Separation Agreement which called for the rescission of the transaction by the Company and the return of all shares issued by the Company in connection with the acquisition. Pursuant to the Settlement the Company was to receive a duplicate of the technology used by Medex and Pegasus in their business model along with all business systems to be utilized in 153 CMSA's throughout the United States which territories were to be exclusively the territories of the Company to operate pharmacies and utilize the technology and business systems which were the subject of the Settlement and Separation Agreement. As of July 2002 the Company contends that Medex and Pegasus as well as its principals/officers have violated the terms of the Settlement and Separation Agreement by, among other things, withholding portions of the technology which were supposed to have been made available to the Company. Additionally, the Company contends there were material misrepresentations relating to the initial stock acquisition. As such, the Company has initiated litigation against these parties for damages.


Note 5:  Accrued expenses and other liabilities

         Accrued  expenses and other  liabilities  at December 31, 2001 June 30,
         2002, consist of the following:

                                           December 31, 2001     June 30, 2002
                                           -----------------   -----------------
Accrued Interest Payable                   $         803,415   $          93,363
Accrued Expenses                                      13,125              22,877
Property Taxes Payable                                20,469                   0
Accrued Payroll and Related Taxes                    278,423             324,209
Deposits Received on Stock Sales                     110,000                   0
Sales Taxes Payable                                    6,463                   0
                                           -----------------   -----------------

                                           $       1,231,895   $         440,449
                                           =================   =================

Note 6:  Notes payable

         Notes Payable at December 31, 2001 and June 30, 2002, consists of the following:

                                                                           12-31-01      6-30-02
                                                                          ----------   ----------
Note payable to an investment company, interest at 9%, remaining unpaid principal and accrued interest past due as of June 27,
     2000, secured by pledge of 8,070 shares of treasury stock
     and 2,400 shares of the Company's common stock which is
     owned by a major shareholder                                         $  122,900   $  122,900

Note payable to the FDIC, interest at 8% for 24 months (Unsecured)              --        100,000

Note payable to a stockholder, interest at 10%, due May 9,2002,
     Secured by assignment of investment in McConnells Fine
     Ice Cream                                                                50,000         --

Note payable to a corporation, interest at 8%                                500,000      500,000


Note payable to a corporation, due March 1, 2002, by delivery of
     100,000 shares of the Company's post split common stock                 170,000         --

Note payable to a corporation, due March 1, 2002, by delivery of
     50,000 shares of the Company's post split common stock                  100,000         --

Two notes payable to bank, interest at 9.5%, monthly principal and interest payments totaling $14,620, remaining unpaid principal and interest due April 9, 2001, collateralized by certain real property. Loans are in default for failure to make scheduled
    Payments                                                               1,366,421         --

Note payable to a bank, interest 9.5%, monthly principal and interest payments of $2,935, remaining unpaid principal
    And interest due October 30, 2001, unsecured                             110,003      110,003

Note payable to related party due December 31, 2002 bearing 8% interest         --        187,000
(Unsecured)

Note payable, interest at 11.65%, monthly principal and interest payments of $425, remaining unpaid principal and accrued
    interest due April 9, 2003, collateralized by an automobile               10,317       10,317
                                                                          ----------   ----------

          Total Notes Payable                                             $2,429,641   $1,030,220
                                                                          ==========   ==========

         During the second quarter the Company disposed of all of its restaurant related assets eliminating $1,793,932 in current liabilities inclusive of its debt to the FDIC. The result of the transaction was a reduction in current liabilities of $1,793,932, a reduction of overall debt of $1,266,421, a reduction in fixed assets of $1,995,311, and a charge to earnings of $301,379. The Company still owes $100,000 to the FDIC as indicated above.

Note 7:  Convertible Debentures

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

         The remaining outstanding 1998 Debentures ($1,306,301) were converted into 1,309,920 shares of the Company's newly created Series A Preferred stock in 2002.

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

         The 2000 Debentures were converted into 690,000 shares of the Company's newly created Series A Preferred stock in 2002.

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


Note 8:  Related party transactions

         On December 6, 2001, the Company entered into executive employment agreements with Stan Swanson (the Company's Chief Executive Officer) and Curtis Swanson (the Company's Chief Operating Officer). The employment agreements provide for initial terms of four years with automatic extensions of one year periods unless notice of non extension is given by either party 30 days before expiration. The agreements provide for total base salaries of $385,000 in 2002, $440,000 in 2003,

         $490,000 in 2004, and $570,000 in 2005 plus incentive compensation of one and one half percent (1.5%) each of the adjusted net profits of the Company, as defined, plus automobile allowances and life and health insurance coverage. In the event of termination without cause, the executives are entitled to two hundred percent (200%) of the executives base salary in effect on the date of termination plus two hundred percent (200%) of the executives incentive compensation for the fiscal year in which employment was terminated. The executives are also entitled to options to acquire a total of 125,000 shares each of RTIN's post split common stock at $4.00 per share. The options are exercisable as follows: 40,000 shares each on December 5, 2002, 40,000 shares each on December 5, 2003 and 45,000 each on December 5, 2004 if still employed by the Company's exercise dates.

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

Note 9:  Stockholders' equity (deficit)

         Common Stock
         ------------

         On December 17, 2001, the Company effected a 50 to 1 reverse stock split through an amendment to the articles of incorporation and an immediate increase in the authorized shares to 25,000,000. As a result of such reverse split, the number of issued and outstanding shares of Common Stock of the Company was decreased from 50,000,000 and 43,954,100 to 1,000,000 and 879,082, respectively. The Company then issued 3,521,127 shares of common stock in the acquisition of Medex and Pegasus. The shares issued in connection with the Medex and Pegasus acquisitions where later cancelled pursuant to the rescission of the transaction and the Settlement and Separation Agreement of March 8, 2002.

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

         The Company also has outstanding 2,812,129 shares of Series C Convertible Preferred stock which remain as of June 30, 2002. These shares are included in the earnings per share (EPS) as they are convertible one to one (1:1) into the common stock of the Company and the Company anticipates that all such conversions will take place prior to October 28, 2002. The Series C Preferred stock carries no other preferences and has no voting rights.

Note 10: Commitments and Contingencies

         Settlement with Debentures Holders
         ----------------------------------

         In 1998, the Company filed a lawsuit against three investment funds and their principals ("the Debenture Holders"), alleging fraud and violations of federal and state securities laws in connection with their $3 million investment in the Company's convertible debentures. Certain defendants to the Company's lawsuit have counterclaimed seeking damages in excess of $3 million.

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

         The Company has now retained the firm of O'Quinn & Laminack as well as Christian, Wukoson, Smith, & Jewell of Houston, Texas to represent it in renewed litigation against the prior debenture holders who are now holders of Series A Preferred shares of the Company. This litigation is current active in the Southern District of New York. (See Litigation)

         Loan Default Litigation
         -----------------------

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

Note 11: Sale of territories

         Over the course of the first six months of the year the Company has entered into license agreements with RxSystems, Inc, RxConcepts, Inc, Safescript Pharmacies of Arizona, Inc., and Safescript Pharmacies of Kentucky, Inc. These license agreements resulted in revenue of $5,779,000 for the period. The ongoing revenue which will be realized by the Company in association with these license agreements is a one time fee of $20,000 per pharmacy and 4% of gross revenue.

         The Company restructured its transaction with RxSystems, Inc. reducing the overall purchase price of its territory from $5,000,000 to $3,500,000 in exchange for elimination of the non-marketable securities portion of the purchase price. The Company has granted RxSystems, Inc. the option to sell its' Southern California territory to Safescript Pharmacies, Inc. of Arizona for $1,500,000 cash provided that 100% of the proceeds from this sale are to be paid to the Company and applied against the note payable due from RxSystems, Inc. The result of this transaction was an increase in notes receivable of $3,000,000 and revenue write down of $1,500,000. Given the fact that the Company had impaired the $4,500,000 in non-marketable securities issued in the initial transaction the Company has now realized a gain of $3,000,000 in connection with this sale.

         RxConcepts, Inc. and Safescript Pharmacies of Arizona, Inc have begun the process of opening their initial locations. RxConcepts, Inc. will be opening its first Safescript Pharmacy location in Denver, Colorado on August 5, 2002 and Safescript Pharmacies of Arizona, Inc. have targeted September 3, 2002 as the opening date for their first pharmacy. Neither RxSystems, Inc. nor Safescript Pharmacies of Kentucky have scheduled openings of their initial locations as of the date of this report.

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

Note 12: Subsequent events

         On July 28, 2002 the Company entered into an agreement with Mid-States Pharmacies, Inc. to sell the licensing rights to Arkansas, Oklahoma, Illinois, Iowa, Nebraska, Kansas, and Missouri for $774,000 in cash payable on or before August 8, 2002. In addition to the up front licensing fee the Company will also receive $20,000 for each pharmacy opened in these territories by Mid-States Pharmacies, Inc. as well as 4% of gross revenue from each pharmacy location.

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

Overview

RTIN Holdings, Inc. is a Texas Corporation. The Company currently owns two subsidiary divisions, Safe Med Systems, Inc. (a Texas corporation) and
Safescript Pharmacies, Inc. (a Texas corporation). Under the Safescript Pharmacies division the Company has one pharmacy open in Longview Texas, a second pharmacy opening in Tyler, Texas and a third pharmacy location opening in Texarkana, Texas on August 5, 2002. The Company also has five market partners whom are opening Safescript Pharmacies in various locations throughout the United States.

Results of Operations

         Comparison of Six Months Ended June, 2001 and June 30, 2002

         Revenues. For the six months ended June 30, 2002, the Company generated revenues of $5,934,778 compared to revenues of continued locations in the same period of 2001 of $486,343. The increase in revenue is due to the sale of the license rights to the Safescript Pharmacy model to various market partners throughout the United States. These sales include all but three territories remaining for sale in the United States and thus the revenue generated from territory sales is anticipated to decline in the future. However, management believes that the revenue which will be generated through the license fees charged on a per store basis and the revenue from the 4% of gross sales which is charged to each licensee for support will eventually offset if not exceed the license fee revenue.

         Costs and Expenses. Costs and expenses for the six months ended June 30, 2002 increased by $418,056 or 45% to $1,118,471 as compared to $700,415 for the corresponding period of 2001. This increase was due to the increase in research and development cost and other general and administrative expense associated with the development of the Safe Med Systems and Safescript Pharmacy models.

         Net Profit and Loss. The Company had a net profit for the six months ended June 30, 2002 of $2,915,226 compared to net loss of $523,031 for the corresponding six months of 2001.

         Comparison of Three Months Ended June, 2001 and June 30, 2002

         Revenues. For the three months ended June 30, 2002, the Company generated revenues of $886,550 compared to revenues in the same period of 2001 of $241,642.

         Costs and Expenses. Costs and expenses for the three months ended June 30, 2002 increased by $281,101 or 46% to $616,982 as compared to $335,881 for the corresponding period of 2001.

         Net Profit and Loss. The Company had a net profit for the three months ended June 30, 2002 of $3,035,689 compared to net loss of $126,623 for the corresponding three months of 2001.

         During 2001 the Company was not engaged in the pharmaceutical sector but rather in the restaurant industry. As such, the results of operations from 2001 are based on the Company's prior business model in the restaurant industry. The Company entered a new business segment beginning December 5, 2001 which is expected to significantly affect the Company's results of operations.

Liquidity and Capital Resources

Cash flow from operations is not sufficient to fund the Company's business plan and the Company will require additional capital for research and development of the Safe Med Systems technology and the construction of additional Safescript Pharmacies. The Company intends to obtain the necessary funds for operation by collection of the receivables associated with the sale of the Safescript territories to its market partners, obtaining extended payment terms from its suppliers, incurrence of additional indebtedness, or sale of equity interests in the Company. There is no assurance that sufficient funds will be available from such sources and the lack of sufficient funds may adversely impact the realization of the Company's business goals.

Subsequent Events

On July 28, 2002 the Company entered into an agreement with Mid-America Pharmacies, Inc. to sell the licensing rights to Arkansas, Oklahoma, Illinois, Iowa, Nebraska, Kansas, and Missouri for $774,000 in cash payable on or before August 8, 2002. In addition to the up front licensing fee the Company will also receive $20,000 for each pharmacy opened in these territories by Mid-States Pharmacies, Inc. as well as 4% of gross revenue from each pharmacy location.


                           PART II - OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES

During the first six months of 2002 the Company converted 2,687,871 shares of its Series C Preferred stock to Common Stock of the Company. These shares are reflected in the total shares outstanding as of June 30, 2002. There are

2,812,129 shares of Series C Preferred stock still outstanding which are convertible into 2,812,129 shares of Common Stock through October 28, 2002.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Hereafter set forth as an exhibit to the Form 10-QSB of RTIN Holdings, Inc. is the following exhibit:

                  None

         (b)      Current Reports on Form 8-K:

                  The Company filed the following reports on Form 8-K during the quarter ended June 30, 2002.

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     RTIN Holdings, Inc.
                                  (Registrant)

Date:    August 1, 2002        By:  /s/ Stanley L. Swanson
                                   -----------------------
                                   Stanley L. Swanson, Chief Executive Officer
                                   (Duly Authorized Signatory)

Date:    August 1, 2002        By:  /s/ Curtis A. Swanson
                                   ----------------------
                                   Curtis A. Swanson, President, Chief Operating Officer and Senior Accounting Officer
                                   (Duly Authorized Signatory)