Form 10QSB/A
period 2002-06-30
RTIN HOLDINGS INC
filed 2002-09-03
CIK 921066

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

Transitional Small Business Disclosure Format (check one) [ ]  Yes  [X]  No

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

          Condensed Balance Sheets as of December 31, 2001 and
          June 30, 2002........................................................5

          Condensed Statements of Continuing Operations for Three Month Periods
           Ended June 30, 2001 and June 30, 2002  .............................7

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

                               RTIN Holdings, Inc.
                            Condensed Balance Sheets
                     For The Year End December 31, 2001 and
                      Six-Month Period Ended June 30, 2002

                                     ASSETS

Current Assets                             June 30, 2002      December 31, 2001
                                         -----------------    -----------------
                                            (unaudited)

Cash                                     $          60,339    $           8,355
Inventory                                           34,164                6,505
Accounts Receivable                                  3,505                    0
Note Receivable                                  3,868,900                    0
                                         -----------------    -----------------

Total Current Assets                     $       3,966,908    $          14,860


Property & Equipment, at cost

Fixtures & Equipment                     $         233,270    $         794,522
Vehicles                                            29,950               29,950
Buildings & Leasehold Improvements                  10,297            2,425,651
Accumulated Depreciation                           (54,806)            (876,358)
                                         -----------------    -----------------

Net Property & Equipment                 $         218,711    $       2,373,765


Other Assets
Deposits                                 $           6,970    $               0
Cost of Technology                                 820,803              358,753
Research & Development                             157,237                    0
                                         -----------------    -----------------

Total Other Assets                       $         985,010    $         358,753


Total Assets                             $       5,170,629    $       2,747,378

                               RTIN Holdings, Inc.
                            Condensed Balance Sheets
                     For The Year End December 31, 2001 and
                      Six-Month Period Ended June 30, 2002

                              Liabilities & Equity

Current Liabilities                        June 30, 2002      December 31, 2001
                                         -----------------    -----------------
                                            (unaudited)
Cash Overdrafts                          $               0    $          14,539
Accounts Payable                                   607,673              317,056
Accrued Expenses & Other Liabilities               440,449            1,139,170
Current Portion Notes Payable                      243,220            2,159,641
                                         -----------------    -----------------

Total Current Liabilities                $       1,291,341    $       3,630,406


Long Term Liabilities                    $         787,000    $               0

Deferred Liabilities                     $               0    $          48,958

Convertible Debentures                   $               0    $       1,996,301
                                         -----------------    -----------------

Total Liabilities                        $       2,078,341    $       5,675,665


Stockholder's Equity (Deficit)

Common Stock                             $          45,496    $          10,291
Series A Preferred Stock                         1,996,301                    0
Additional Paid in Capital                      15,606,325           14,532,483
Treasury Stock                                    (868,002)            (868,002)
Retained Earnings - Prior                      (16,603,059)         (16,603,059)
Retained Earnings - Current                      2,915,226                    0
                                         -----------------    -----------------

Total Shareholder's Equity               $       3,092,287   ($       2,928,287)


Total Liabilities & Stockholder's Equity $       5,170,629    $       2,747,378


                               RTIN Holdings, Inc.
                           Condensed Income Statements
                        For The Three Month Periods Ended
                         June 30, 2001 and June 30, 2002
                                   (unaudited)

                             Statement of Operations

Revenue                         3 Months Ended June 30, 2002      3 Months Ended June 30, 2001

Income - License Fees                  $   779,000                       $         0
Revenue Write Down                      (1,500,000)                                0
Income - Rental                                  0                            60,978
Income - Pharmacy                          107,550                                 0
Income - Restaurant                              0                           180,664
                                       -----------                       -----------

Total Revenue                          ($  613,450)                      $   241,642


Operating Costs & Expenses

Cost of Sales                               66,286                            61,819
General & Administrative Expenses          465,647                           251.562
Depreciation & Amortization                 85,050                            22,500
                                       -----------                       -----------


Total Operating Costs & Expenses       $   616,982                       $   335,881


Non Operating Income (Expense)
Other Income                              (441,892)                                0
Interest Expense                          (100,725)                          (39,408)
Gain on Sale of Assets                     345,655                                 0
Discontinued Operations                    (36,917)                                0
Gain on Asset Impairment                 4,500,000                                 0
                                       -----------                       -----------

Total Non Operating Income (Expense)   $ 4,266,121                       ($   39,408)

Income Before Income Taxes             $ 3,035,689                       ($  126,623)


Income Tax Benefit                     $         0                       $         0

Net Gain (Loss)                        $ 3,035,689                       ($  126,623)

Earnings Per Share
(Fully Diluted)                        $       .35                       ($      .16)


                               RTIN Holdings, Inc.
                           Condensed Income Statements
                         For The Six Month Periods Ended
                         June 30, 2001 and June 30, 2002
                                   (unaudited)

                             Statement of Operations

Revenue                                 6 Months ended June 30, 2002     6 Months Ended June 30, 2001

Income - License Fees                          $ 5,779,000                      $         0
Revenue Write Down                              (1,500,000)
Income - Rental                                     48,228                          121,951
Income - Pharmacy                                  107,550                                0
Income - Restaurant                                      0                          364,392
                                               -----------                      -----------

Total Revenue                                  $ 4,434,778                      $   486,343


Operating Costs & Expenses

Cost of Sales                                  $    66,286                      $   124,441
General & Administrative Expenses                  913,136                          530,974
Depreciation & Amortization                        139,050                           45,000
                                               -----------                      -----------


Total Operating Costs & Expenses               $ 1,118,471                      $   700,415


Non Operating Income (Expense)
Other Income                                      (439,085)                               0
Interest Expense                                  (199,725)                         (92,952)
Discontinued Operations                           (107,925)                        (216,007)
Gain on sale of Assets                             345,655                                0
                                               -----------                      -----------

Total Non Operating Income
(Expense)                                      ($  401,080)                     ($  308,959)

Income Before Income Taxes                     $ 2,915,226                      ($  523,031)


Income Tax Benefit                             $         0                      $         0

Net Gain                                       $ 2,915,226                      ($  523,031)

Earnings Per Share
(Fully Diluted)                                $       .34                      ($      .66)


                               RTIN HOLDINGS, INC.
                             STATEMENTS OF CASH FLOW
                         For The Six Month Periods Ended
                         June 30, 2001 and June 30, 2002
                                   (unaudited)
                      Consolidated Statement of Cash Flows
                                                                         June 30, 2002    June 30, 2001
Cash Flows From Operating Activities                                     -------------    -------------
      Net Profit (Loss)                                                  $   2,915,226    ($    523,031)
      Adjustments to Reconcile Net Loss to Net Cash Used by
         Operating Activities
           Depreciation & Amortization                                         139,050           45,000
           Stock for Services                                                  229,316                0
      Changes in Operating Assets and Liabilities
           Decrease (Increase) in Inventories                                  (27,659)          (1,133)
           Increase (decrease) in Accounts Receivable                            3,505                0
           Decrease in Marketable Securities                                         0           24,140
           Decrease in Cash Overdrafts                                         (14,539)               0
           Increase (Decrease) in Accounts Payable                             220,499         (104,080)
           (Decrease) in notes due related parties                                   0    ($     47,500)
           Increase in Deposits                                                  6,970                0
           Increase in Research & Development                                  157,237                0
           Increase (Decrease) in Accrued Expenses & Other Liabilities        (504,459)        (194,307)
                   Net Cash Used in Operating Activities                 $     209,920    ($    277,880)

Cash Flows From Investing Activities
           Purchase of Property & Equipment                              ($     66,878)   $           0
           Purchase of Rights to Software                                     (462,050)               0
           Proceeds from Sale of Property & Equipment                           25,000                0
           Change in assets of discontinued operations                               0           84,607
           (Increase) Decrease in Note Receivable                           (3,868,900)               0
                   Net Cash Used in Investing Activities                 ($  4,372,828)   $      84,607

Cash Flows From Financing Activities

           Change in Convertible Debentures                              ($  1,999,301)   ($  1,996,301)
           Change in Common Stock                                            1,109,047          516,183
           Change in Series A Preferred Stock                                1,999,920        1,999,920
           Change in Series B Preferred Stock                                        0          143,803
           Proceeds from issuance of Notes Due Related Parties                 187,000                0
                   Net Cash Provided by Financing Activities             $   1,299,666    $     663,605

NET INCREASE (DECREASE) IN CASH                                          $      51,984    ($     52,699)

CASH  BEGINNING OF YEAR                                                  $       8,355    $      59,133

CASH AT END OF PERIOD                                                    $      60,339    $      6,434

                               RTIN Holdings, Inc.
                 Notes to Interim Condensed Financial Statements
                         For The Six Month Periods Ended
                         June 30, 2001 and June 30, 2002
                                   (unaudited)

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

Note 2:  Organization and description of business

         RTIN Holdings, Inc. ("the Company"), a Texas Corporation, was formerly known as Restaurant Teams International, Inc. Prior to December of 2001, the Company had owned and operated full service restaurants, principally in the Dallas, Texas metropolitan area. The Company has since liquidated all of its restaurant related assets and is currently focusing exclusively on the pharmaceutical sector through the operation of its two wholly owned subsidiaries, Safe Med Systems, Inc. and Safescript Pharmacies, Inc., both Texas Corporations.

         The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries Safe Med Systems, Inc. and Safescript Pharmacies, Inc. All significant intercompany balances and transactions have been eliminated in the consolidation.

Note 3:  Basic summary of significant accounting procedures

         Revenue Recognition
         -------------------

         Sales and related costs are recognized by the Company upon the sale of products at pharmacy locations as well as at the time of sale of any licensed territories to market partners of the Company's Safescript Pharmacy model. During the second quarter of 2002 the Company reduced the sale price of the territory sold to RxSystems, Inc. from $5,000,000 to $3,500,000 in exchange for the purchase being paid in cash instead of RxSystems, Inc. stock. The result of this reduction in price was a revenue write down of $1,500,000 in the second quarter. Due to the fact that the Company had already written off as impairment, the $4,500,000 in RxSystems, Inc. stock granted pursuant to the original license agreement purchase, the Company realized a net gain of $3,000,000 in connection with this transaction.

         Per Share Data
         --------------

         Basic earnings (loss) per share (EPS) is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding. Diluted EPS includes potentially dilutive common shares outstanding during the period. On December 17, 2001 the Company initiated a 50:1 reverse split of its common stock and all per share data is reflective of this split. Included in the EPS data are 2,812,129 shares of Series C Preferred stock yet unconverted and 2,000,000 shares issuable to Stanley L. Swanson and Curtis A. Swanson upon their option. (See Note 8 Related Party Transactions)

         Stock-Based Compensation
         ------------------------

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

Note 4:  Acquisition

         Summary of Medex and Pegasus transaction
         ----------------------------------------

         On December 5, 2001, RTIN, Medex, Pegasus, Laurence Solow and Ann E. Rau (Solow and Rau are referred to herein as the "Shareholders") entered into a Stock Purchase Agreement ("Agreement"). The Agreement provided that RTIN would issue 3,521,127 shares of its post split common stock to the Shareholders or their designees in exchange for all of the issued and outstanding stock of Medex and Pegasus.

         On December 18, 2001, the Company acquired Medex and Pegasus for 3,521,127 shares of the Company's common stock valued at $4 per share or $14,084,508.

         On March 8, 2002, the Company, Medex, Pegasus, the Shareholders, and others entered into a Settlement and Separation Agreement which called for the rescission of the transaction by the Company and the return of all shares issued by the Company in connection with the acquisition. Pursuant to the Settlement the Company was to receive a duplicate of the technology used by Medex and Pegasus in their business model along with an exclusive license to use all intellectual property of Medex and Pegasus in 153 CMSA's throughout the United States. As of July 2002 the Company contends that Medex, Pegasus, and the Shareholders have violated the terms of the Settlement and Separation Agreement by, among other  things,  withholding  portions  of the  technology,  which  were supposed to have been made available to the Company.  Additionally, the
         Company contends there were material misrepresentations relating to the
         initial  stock   acquisition.   As  such,  the  Company  has  initiated
         litigation against these parties for damages.



Note 5:  Accrued expenses and other liabilities

         Accrued  expenses and other  liabilities  at December 31, 2001 June 30,
2002, consist of the following:

                                           December 31, 2001     June 30, 2002
                                           -----------------   -----------------
                                                                  (unaudited)
Accrued Interest Payable                   $         803,415   $          93,363
Accrued Expenses                                      13,125              22,877
Property Taxes Payable                                20,469                   0
Accrued Payroll and Related Taxes                    278,423             324,209
Deposits Received on Stock Sales                     110,000                   0
Sales Taxes Payable                                    6,463                   0
                                           -----------------   -----------------

                                           $       1,231,895   $         440,449
                                           =================   =================

Note 6:  Notes payable

         Notes Payable at December 31, 2001 and June 30, 2002, consists of the following:

                                                                           12-31-01     6-30-02
                                                                          ----------   ----------
                                                                                       (unaudited)
Note payable to an investment company, interest at 9%, remaining unpaid principal and accrued interest past due as of June 27,
    2000, secured by pledge of 8,070 shares of treasury stock
    and 2,400 shares of the Company's common stock which is
    owned by a major shareholder                                          $  122,900   $  122,900

Note payable to the FDIC, interest at 8% for 24 months (Unsecured)              --        100,000

Note payable to a stockholder, interest at 10%, due May 9,2002,
    Secured by assignment of investment in McConnell's Fine
    Ice Cream                                                                 50,000         --

Note payable to a corporation, interest at 8%                                500,000      500,000

Note payable to a corporation, due March 1, 2002, by delivery of
    100,000 shares of the Company's common stock                             170,000         --



Note payable to a corporation, due March 1, 2002, by delivery of
    50,000 shares of the Company's common stock                              100,000         --



Two notes payable to bank, interest at 9.5%, monthly principal and
    Interest payments totaling $14,620, remaining unpaid principal and interest due April 9, 2001, collateralized by certain real property. Loans are in default for failure to make scheduled
    Payments                                                               1,366,421         --

Note payable to a bank, interest 9.5%, monthly principal and interest payments of $2,935, remaining unpaid principal
    And interest due October 30, 2001, unsecured                             110,003      110,003



Note payable to related party due December 31, 2002 bearing 8% interest         --        187,000
(Unsecured)

Note payable, interest at 11.65%, monthly principal and interest payments of $425, remaining unpaid principal and accrued
    interest due April 9, 2003, collateralized by an automobile               10,317       10,317
                                                                          ----------   ----------

          Total Notes Payable                                             $2,429,641   $1,030,220
                                                                          ==========   ==========


         During the second quarter the Company disposed of its entire restaurant related assets eliminating $1,793,932 in current liabilities inclusive of its debt to the FDIC. The result of the transaction was a reduction in current liabilities of $1,793,932, a reduction of overall debt of $1,266,421, a reduction in fixed assets of $1,995,311, and a charge to earnings of $301,379. The Company still owes $100,000 to the FDIC as indicated above.

Note 7:  Convertible Debentures

         On May 29, 1998, the Company entered into an agreement to issue two tranches of convertible debentures ("1998 Debentures") to accredited investors with a total face amount of $3,000,000. The 1998 Debentures bear interest at 6% and are convertible into shares of common stock of the Company based on a formula stated in the 1998 Debenture agreement.

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

Note 8:  Related party transactions

         On December 6, 2001, the Company entered into executive employment agreements with Stan Swanson (the Company's Chief Executive Officer) and Curtis Swanson (the Company's Chief Operating Officer). The employment agreements provide for initial terms of four years with automatic extensions of one year periods unless notice of non extension is given by either party 30 days before expiration. The agreements provide for total base salaries of $385,000 in 2002, $440,000 in 2003, $490,000 in 2004, and $570,000 in 2005 plus incentive compensation of one and one half percent (1.5%) each of the adjusted net profits of the Company, as defined, plus automobile allowances and life and health insurance coverage. In the event of termination without cause, the executives are entitled to two hundred percent (200%) of the executives' base salary in effect on the date of termination plus two hundred percent (200%) of the executives' incentive compensation for the fiscal year in which employment was terminated. The executives are also entitled to options to acquire a total of 125,000 shares each of RTIN's common stock at $4.00 per share. The options are exercisable as follows: 40,000 shares each on December 5, 2002, 40,000 shares each on December 5, 2003 and 45,000 each on December 5, 2004 if still employed by the Company's exercise dates.

         On May 6, 2002 the Company issued a right to Stanley L. Swanson to convert his accrued salary through March 31, 2002 in the amount of $177,177 into 1,107,356 shares of common stock of the Company at any time prior to April 30, 2003 and issued a right to Curtis A. Swanson to convert his accrued salary through March 31, 2002 in the amount of $134,000 into 892,644 shares of common stock of the Company at any time prior to April 30, 2003. If converted the $311,177 in accrued salary, which is reflected as a current liability on the Company's balance sheet at March 31, 2002, would be eliminated and the number of outstanding shares of common stock would be increased by 2,000,000. This transaction has been entered into in lieu of the issuance of Series B preferred stock, which had been issued to the Stanley L. Swanson and Curtis A. Swanson but then rescinded on May 3, 2002.

Note 9:  Stockholders' equity (deficit)

         Common Stock
         ------------

         On December 17, 2001, the Company effected a 50 to 1 reverse stock split through an amendment to its Articles of Incorporation and an immediate increase in the authorized shares to 25,000,000. As a result of such reverse split, the number of authorized and outstanding shares of common stock of the Company was decreased from 50,000,000 and 43,954,100 to 1,000,000 and 879,082, respectively. The Company then issued 3,521,127 shares of common stock in the acquisition of Medex and Pegasus. The shares issued in connection with the Medex and Pegasus acquisitions where later cancelled pursuant to the rescission of the transaction and the Settlement and Separation Agreement of March 8, 2002.

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

         The Company also has outstanding 2,812,129 shares of Series C Convertible Preferred stock, which remain as of June 30, 2002. These shares are included in the earnings per share (EPS) as they are convertible one to one (1:1) into the common stock of the Company and the Company anticipates that all such conversions will take place prior to October 28, 2002. The Series C Preferred stock carries no other preferences and has no voting rights.

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

         The Company has now retained the firm of O'Quinn & Laminack as well as Christian, Wukoson, Smith, & Jewell of Houston, Texas to represent it in renewed litigation against the prior debenture holders who are now holders of Series A Preferred shares of the Company. This litigation is pending in the Southern District of New York. (See Litigation)

         Loan Default Litigation
         -----------------------

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

Note 11:  Sale of territories

         Over the course of the first six months of the year the Company has entered into license agreements with RxSystems, Inc., RxConcepts, Inc., Safescript Pharmacies of Arizona, Inc., and Safescript Pharmacies of Kentucky, Inc. These license agreements resulted in revenue of $4,279,000 (net of $1,500,000 revenue write down) for the period. The ongoing revenue, which will be realized by the Company in association with these license agreements, is a one time fee of $20,000 per pharmacy and 4% of gross revenue.

         The license revenue received from RxSystems, Inc. consisted of a $500,000 promissory note and $4,500,000 in the unregistered equity securities by RxSystems, Inc. The Company recognized an impairment to earnings of $4,500,000 relating to the unregistered securities as not immediately marketable. The Company restructured its transaction with RxSystems, Inc. reducing the overall purchase price of its territory from $5,000,000 to $3,500,000, increasing the promissory not to $3,500,000 and eliminating the issuance of unregistered securities. The Company has granted RxSystems, Inc. the option to sell its Southern California territory to Safescript Pharmacies, Inc. of Arizona for $1,500,000 cash provided that 100% of the proceeds from this sale are to be paid to the Company and applied against the note payable due from RxSystems, Inc. The result of this transaction was an increase in notes receivable of $3,000,000 and revenue write down of $1,500,000.

         RxConcepts, Inc. and Safescript Pharmacies of Arizona, Inc. have begun the process of opening their initial locations. RxConcepts, Inc. will be opening its first Safescript Pharmacy location in Denver, Colorado on August 5, 2002 and Safescript Pharmacies of Arizona, Inc. have targeted September 3, 2002 as the opening date for their first pharmacy. Neither RxSystems, Inc. nor Safescript Pharmacies of Kentucky have scheduled openings of their initial locations as of the date of this report.

         On May 14, 2002 the Company entered into an agreement to sell the Huntington, West Virginia, Owensboro, Kentucky, Clarksville, Jacksonville, and Chattanooga, Tennessee, Safescript Pharmacy license to Safescript Pharmacies of Kentucky, Inc. for $198,000. The purchase price is being paid as follows: $25,000 paid prior to the execution of the agreement and the balance is payable in weekly installments of $5,000 per week until paid. In addition the agreement calls for the payment of $20,000 for each Safescript Pharmacy opened and 4% of gross sales on an ongoing basis. This transaction will be recorded as license fee revenue of $198,000 in the second quarter of 2002 and has resulted in an increase in the Company's notes receivable of $173,000.

         On May 17, 2002 the Company entered into an agreement to sell the Denver, Colorado Safescript Pharmacy license to RxConcepts, Inc. for $330,000. The purchase price is being paid as follows: $48,000 was paid prior to the execution of the agreement and the balance of $282,000 is payable with one payment of $30,000.00 on October 1, 2002 and five subsequent monthly payments of $51,125.40 through March 1, 2003. In addition the agreement calls for the payment of $20,000 for each Safescript Pharmacy opened and 4% of gross sales on an ongoing basis. This transaction will be recorded as license fee revenue of $330,000 in the second quarter of 2002 and has resulted in an increase in the Company's notes receivable of $282,000.

         On May 20, 2002 the Company entered into an agreement to sell the Tucson, Yuma, and Flagstaff, Arizona, Provo, Utah, and Pocatello and Boise, Idaho, Safescript Pharmacy license to Safescript Pharmacies of Arizona, Inc. for $300,000. The purchase price is being paid $65,000 in cash prior to the execution of the agreement and $235,000 in monthly installments of $23,500.00. In addition the agreement calls for the payment of $20,000 for each Safescript Pharmacy opened and 4% of gross sales on an ongoing basis. This transaction will be recorded as license fee revenue of $300,000 in the second quarter of 2002 and has resulted in an increase in the Company's notes receivable of $235,000.

Note 12: Subsequent events

         On July 28, 2002 the Company entered into an agreement with Mid-States Pharmacies, Inc. to sell the licensing rights to Arkansas, Oklahoma, Illinois, Iowa, Nebraska, Kansas, and Missouri for $774,000 in cash payable on or before August 8, 2002. In addition to the up front licensing fee the Company will also receive $20,000 for each pharmacy opened in these territories by Mid-States Pharmacies, Inc. as well as 4% of gross revenue from each pharmacy location. Subsequent to August 8, 2002, the Company granted an extension until September 15, 2002 for Mid-America Pharmacies, Inc. to fulfill its' obligations pursuant to the licensing agreement.

Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-QSB includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which can be identified by the use of forward-looking terminology such as, "may", "believe", "expect", "intend", "anticipate", "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. All statements other than statements of historical fact included in this Form 10-QSB, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors with respect to any such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed in this Form 10-QSB, and include, but are not limited to, the newness of the Company, the need for additional capital and additional financing, the Company's limited pharmacy base, lack of geographic diversification, the risks associated with expansion, a lack of marketing experience and activities, risks of licensing, development and construction delays, need for additional personnel, increases in operating and drug costs and availability of supplies, significant industry competition, government regulation, insurance claims and the ability of the Company to meet its stated business goals. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

         The following discussion of the results of operations and financial condition should be read in conjunction with the Financial Statements and related Notes thereto included herein and in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

Overview

RTIN Holdings, Inc. is a Texas Corporation. The Company currently owns two subsidiary divisions, Safe Med Systems, Inc. (a Texas corporation) and
Safescript Pharmacies, Inc. (a Texas corporation). Under the Safescript Pharmacies division the Company has one pharmacy open in Longview Texas, a second pharmacy opening in Tyler, Texas and a third pharmacy location opening in Texarkana, Texas on August 5, 2002. The Company also has five market partners who are opening Safescript Pharmacies in various locations throughout the United States.

Results of Operations

         Comparison of Six Months Ended June 30, 2001 and June 30, 2002

         Revenues. For the six months ended June 30, 2002, the Company generated revenues of $4,434,778 compared to revenues of continued locations in the same period of 2001 of $486,343. The increase in revenue is due to the sale of the license rights to the Safescript Pharmacy model to various market partners throughout the United States. These sales include all but three territories remaining for sale in the United States and thus the revenue generated from territory sales is anticipated to decline in the future. However, management believes that the revenue which will be generated through the license fees charged on a per store basis and the revenue from the 4% of gross sales, which is charged to each licensee for support, will eventually offset if not exceed the license fee revenue.

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

         Comparison of Three Months Ended June 30, 2001 and June 30, 2002

         Revenues. For the three months ended June 30, 2002, the Company generated revenues of $886,550 less a $1,500,000 write down for the reduction in price of the RxSystems, Inc. territory for a net of ($613,450) compared to revenues in the same period of 2001 of $241,642.

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

Subsequent Events

On July 28, 2002 the Company entered into an agreement with Mid-America Pharmacies, Inc. to sell the licensing rights to Arkansas, Oklahoma, Illinois, Iowa, Nebraska, Kansas, and Missouri for $774,000 in cash payable on or before August 8, 2002. In addition to the up front licensing fee the Company will also receive $20,000 for each pharmacy opened in these territories by Mid-States Pharmacies, Inc. as well as 4% of gross revenue from each pharmacy location. Subsequent to August 8, 2002, the Company granted an extension until September 15, 2002 for Mid-America Pharmacies, Inc. to fulfill its' obligations pursuant to the licensing agreement.

                           PART II - OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES

During the first six months of 2002 the Company converted 2,687,871 shares of its Series C Preferred stock to Common Stock of the Company. These shares are reflected in the total shares outstanding as of June 30, 2002. There are 2,812,129 shares of Series C Preferred stock still outstanding, which are convertible into 2,812,129 shares of Common Stock through October 28, 2002.

Item 3.DEFAULTS UPON SENIOR SECURITIES.



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

                  3.1 First Amended and Restated Articles of Incorporation (incorporated by reference to Form 10-KSB filed with the Securities and Exchange Commission on May 9, 2002.

                  3.2 Certificate of Correction to the First Amended and Restated Articles of Incorporation (incorporated by reference to Form 10-KSB filed with the Securities and Exchange Commission on May 9, 2002)

                  3.3      Bylaws  of  RTIN  Holdings,   Inc.  (incorporated  by
                           reference to the Form 10-SB filed with the Securities and Exchange Commission on November 10, 1997.)

                  4.1 Description of the Common Stock, $.01 par value (incorporated by reference to the Form 10-SB filed with the Securities and Exchange Commission on November 10, 1997.)

                  4.2 Warrant Agreement (incorporated by reference to the Form 10-KSB filed with the Securities and Exchange Commission on February 28, 1997.)

                  10.1 1997 Incentive Stock Option Plan (incorporated by reference to the Amendment 1 Form 10-SB filed with the Securities and Exchange Commission on June 25, 1998.)

                  10.2 Employment contract between RTIN Holdings, Inc. and Stanley L. Swanson (incorporated by reference to Form 10-KSB filed with the Securities and Exchange Commission on May 9, 2002)

                  10.3 Employment contract between RTIN Holdings, Inc. and Curtis A. Swanson (incorporated by reference to Form 10-KSB filed with the Securities and Exchange Commission on May 9, 2002)

                  10.4 Market Share Beta Test Agreement with Letco Medical Inc., dated April 9, 2002 (incorporated by reference to Form 10-QSB filed with the Securities and Exchange Commission on May 20, 2002)

                  10.5 License of Safescript Technology to Safescript Pharmacies of Kentucky, Inc., dated May 14, 2002 (incorporated by reference to Form 10-QSB filed with the Securities and Exchange Commission on May 20,
                           2002)

                  10.6 License of Safescript Technology to RxConcepts, Inc., dated May 17, 2002 (incorporated by reference to Form 10-QSB filed with the Securities and Exchange Commission on May 20, 2002)

                  10.7 License of Safescript Technology to Safescript Pharmacies of Arizona, Inc. dated May 20, 2002 (incorporated by reference to Form 10-QSB filed with the Securities and Exchange Commission on May 20,
                           2002)



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


                                 RTIN Holdings, Inc.
                                 (Registrant)

Date:    August 30, 2002        By: /s/ Stanley L. Swanson
                                   ---------------------------------------------
                                   Stanley L. Swanson, Chief Executive Officer
                                   (Duly Authorized Signatory)

Date:    August 30, 2002        By: /s/ Curtis A. Swanson
                                   ---------------------------------------------
                                   Curtis A. Swanson, President, Chief Operating Officer and Senior Accounting Officer
                                   (Duly Authorized Signatory)