Form 10QSB
period 2002-09-30
RTIN HOLDINGS INC
filed 2002-11-14
CIK 921066

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002
                                               ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from               to
                                              --------------    --------------

                        Commission file number 001-13559
                                               ---------

                               RTIN Holdings, Inc.
                               -------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            Texas                                          75-2337102
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization

                      3218 Page Rd., Longview, Texas 75605
                    (Address of Principal Executive Offices)

                                 (903) 295-6800
                (Issuer's Telephone Number, Including Area Code)

Number of shares outstanding of each of the issuer's classes of common stock, as of October 18th, 2002 was 5,918,055 shares of common stock, par value $.01.

Transitional Small Business Disclosure Format (check one) [ ]  Yes  [X]  No

                               RTIN HOLDINGS, INC.


                                                                        Page No.
                                                                        --------

PART I  FINANCIAL INFORMATION................................................

Item 1. Financial Statements.................................................3
        --------------------

        Table of Contents to Financial Information...........................4

        Condensed Balance Sheets as of December 31, 2001 and
        September 30, 2002..................................................F-1

        Condensed Statements of Continuing Operations for Nine Month Periods
         Ended September 30, 2001 and September 30, 2002  ..................F-3

        Condensed Statements of Continuing Operations for Three Month Periods
         Ended September 30, 2001 and September 30, 2002....................F-4

        Consolidated Statement of Stockholders' Equity
         as of September 30, 2002...........................................F-5

        Condensed Statements of Cash Flows for the Three Month
        Periods Ended June 30, 2001 and June 30, 2002.......................F-6

        Notes to Interim Condensed Financial Statements.....................F-7

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations........................19
        ---------------------------------------------


PART II OTHER INFORMATION....................................................20

Item 2. Changes in Securities................................................20
        ---------------------

Item 6. Exhibits and Reports on Form 8-K.....................................21
        --------------------------------

Signatures ..................................................................23

Item  1.  FINANCIAL STATEMENTS
















                               RTIN Holdings, Inc.
                              Financial Statements
                            As of September 30, 2002

                              RTIN Holdings, Inc.

                              Financial Statements


                            As of September 30, 2002


                                    Contents
Financial Statements

Balance Sheet................................................................F-1
Statements of Operations.....................................................F-3
Statements of Cash Flow......................................................F-5
Notes........................................................................F-6


                               RTIN Holdings, Inc.
                            Condensed Balance Sheets
                     For The Year End December 31, 2001 and
                   Nine-Month Period Ended September 30, 2002

                                     ASSETS

Current Assets                          September 30, 2002        December 31, 2001
                                            (unaudited)
Cash                                    $            6,014       $            8,355
Inventory                                           42,406                    6,505
Accounts Receivable                                 84,224                        0
Notes Receivable                                 3,558,000                        0
                                        ------------------       ------------------
Total Current Assets                    $        3,690,643       $           14,860


Property & Equipment, at cost

Fixtures & Equipment                    $          272,507       $          794,522
Vehicles                                            30,074                   29,950
Buildings & Leasehold Improvements                  10,297                2,425,651
Accumulated Depreciation                          (139,856)                (876,358)
                                        ------------------       ------------------

Net Property & Equipment                $          173,022       $        2,373,765


Other Assets
Deposits                                $           12,970       $                0
Cost of Technology                                 820,803                  358,753
Research & Development                             323,904                        0
                                        ------------------       ------------------

Total Other Assets                      $        1,157,677       $          358,753


Total Assets                            $        5,021,343       $        2,747,378


                               RTIN Holdings, Inc.
                            Condensed Balance Sheets
                     For The Year End December 31, 2001 and
                   Nine-Month Period Ended September 30, 2002

                              Liabilities & Equity

Current Liabilities                          September 30, 2002     December 31, 2001
                                                 (unaudited)
Cash Overdrafts                              $           42,721     $           14,539
Accounts Payable                                        587,381                317,056
Accrued Expenses & Other Liabilities                    545,950              1,139,170
Current Portion Notes Payable                           243,220              2,159,641
                                             ------------------     ------------------

Total Current Liabilities                    $        1,419,272     $        3,630,406


Long Term Liabilities                        $          325,000     $                0

Deferred Liabilities                         $                0     $           48,958

Convertible Debentures                       $                0     $        1,996,301
                                             ------------------     ------------------

Total Liabilities                            $        1,744,272     $        5,675,665


Stockholder's Equity (Deficit)

Common Stock                                 $           58,961     $           10,291
Series A Preferred Stock                              1,996,301                      0
Additional Paid in Capital                           15,592,861             14,532,483
Treasury Stock                                         (868,002)              (868,002)
Retained Earnings - Prior                           (16,603,059)           (16,603,059)
Retained Earnings - Current                           3,100,010                      0
                                             ------------------     ------------------

Total Shareholder's Equity                   $        3,277,071     ($       2,928,287)


Total Liabilities & Stockholder's Equity     $        5,021,343     $        2,747,378



                               RTIN Holdings, Inc.
                           Condensed Income Statements
                        For The Nine Month Periods Ended
                    September 30, 2001 and September 30, 2002
                                   (unaudited)

                             Statement of Operations

                                                         9 Months Ended        9 Months Ended
Revenue                                              September 30, 2002    September 30, 2001

Income - License Fees                                $        5,799,000    $                0
Revenue Write Down                                           (1,500,000)
Income - Rental                                                  48,228               503,913
Income - Pharmacy                                               351,637                     0
Income - Restaurant                                                   0               217,347
                                                     ------------------    ------------------

Total Revenue                                        $        4,698,865    $          721,347


Operating Costs & Expenses

Cost of Sales                                        $          147,919    $          634,940
General & Administrative Expenses                             1,258,498               324,106
Depreciation & Amortization                                     224,100                67,500
                                                     ------------------    ------------------


Total Operating Costs & Expenses                     $        1,630,517    $        1,026,546


Non Operating Income (Expense)
Other Income                                                     62,157                     0
Interest Expense                                               (268,225)             (139,102)
Discontinued Operations                                        (107,925)             (216,007)
Gain on sale of Assets                                          345,655                     0
                                                     ------------------    ------------------

Total Non Operating Income
(Expense)                                           ($           31,662)   ($         355,109)

Income Before Income Taxes                           $        3,100,010    ($         660,313)


Income Tax Benefit                                   $                0    $                0

Net Gain                                             $        3,100,010    ($         660,313)

Earnings Per Share
(Fully Diluted)                                      $              .34    ($             .01)


                               RTIN Holdings, Inc.
                           Condensed Income Statements
                        For The Three Month Periods Ended
                    September 30, 2001 and September 30, 2002
                                   (unaudited)

                             Statement of Operations

                                                         3 Months Ended            3 Months Ended
Revenue                                              September 30, 2002        September 30, 2001
Income - License Fees                                $           20,000        $                0
Income - Rental                                                       0                   139,521
Income - Pharmacy                                               244,087                         0
Income - Restaurant                                                   0                    95,478
                                                     ------------------        ------------------

Total Revenue                                        $          264,087        $          234,999


Operating Costs & Expenses

Cost of Sales                                                    81,633                   150,844
General & Administrative Expenses                               346,711                   152,787
Depreciation & Amortization                                      85,050                    22,500
                                                     ------------------        ------------------


Total Operating Costs & Expenses                     $          513,394        $          326,131


Non Operating Income (Expense)
Other Income                                                    501,242                         0
Interest Expense                                                (68,500)                  (46,150)
                                                     ------------------        ------------------

Total Non Operating Income (Expense)                 $          432,742        ($          46,150)

Income Before Income Taxes                           $          183,435        ($        137,282)


Income Tax Benefit                                   $                0        $                0

Net Gain (Loss)                                      $          183,435        ($        137,282)

Earnings Per Share
(Fully Diluted)                                      $              .02        ($            .00)


                               RTIN HOLDINGS, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

               FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2002


                                                                                                                      Total
                                      Common Stock                  Additional                                    Stockholders'
                                     ---------------------------      Paid-In       Retained        Treasury          Equity
                                        Shares         Amount         Capital       (Deficit)         Stock         (Deficit)
                                     ------------   ------------   ------------   ------------    ------------    ------------
Balance, January 1, 2002                1,029,082   $     10,291   $ 14,532,483   $(16,603,059)   $   (868,002)   $ (2,928,287)

 Shares Issued to Law Firm
  for Legal Services                      120,103          1,201        120,351           --              --           121,552

 Shares Issued to Debenture
  Holders for Interest                     73,533            735        281,397           --              --           282,132

 Sales of Common Stock                  1,925,800         19,258        470,742           --              --           490,000

 Conversion of Debentures to
  Series A Preferred                         --             --        1,996,900           --              --         1,996,900

 Common stock issued pursuant to
  conversion of Series C Preferred      2,698,541         26,985         83,015           --              --           110,000

 Stock issued in exchange for
  professional services                    48,996            490        104,274           --              --           104,764

  Net Profit                                 --             --             --        3,100,010            --         3,100,010
                                     ------------   ------------   ------------   ------------    ------------    ------------

 Balance, September 30, 2002            5,896,055   $     58,960   $ 17,589,162   $(13,503,049)   $   (868,002)   $  3,277,071
                                     ============   ============   ============   ============    ============    ============


                               RTIN HOLDINGS, INC.
                             STATEMENTS OF CASH FLOW
                        For The Nine Month Periods Ended
                    September 30, 2001 and September 30, 2002
                                   (unaudited)

                                                                         September 30, 2002    September 30, 2001
Cash Flows From Operating Activities                                     ------------------    ------------------
      Net Profit (Loss)                                                  $        3,100,010    ($         623,313)
      Adjustments to Reconcile Net Loss to Net Cash Used by
         Operating Activities
           Depreciation & Amortization                                              224,100                67,500
           Stock for Services                                                       229,316                     0
      Changes in Operating Assets and Liabilities
           Decrease (Increase) in Inventories                                       (35,901)                  646
           Increase (decrease) in Accounts Receivable                                84,224                     0
           Decrease in Marketable Securities                                              0                24,140
           Increase (Decrease) in Accounts Payable                                  270,325              (169,223)
           (Decrease) in notes due related parties                                        0               (47,500)
           Increase in Deposits                                                      12,970                     0
           Increase in Research & Development                                       323,904                     0
           Increase (Decrease) in Accrued Expenses & Other Liabilities             (527,220)             (194,307)
                   Net Cash Used in Operating Activities                 $          581,718    ($         979,057)

Cash Flows From Investing Activities
           Purchase of Property & Equipment                              ($          84,630)   $                0
           Purchase of Rights to Software                                          (462,050)                    0
           Payment in connection with current acquisitions                                0                55,000
           Proceeds from Sale of Property & Equipment                                25,000                     0
           Change in assets of discontinued operations                                    0                84,607
           (Increase) Decrease in Note Receivable                                (3,558,000)                    0
                   Net Cash Used in Investing Activities                 ($       4,079,680)   $          139,607

Cash Flows From Financing Activities
            Change in Long term Debt                                               (512,000)               50,000

           Decrease in Cash Overdrafts                                              (28,182)                    0
            Change in Contributed Capital                                          (463,737)              493,250
           Change in Convertible Debentures                              ($       1,999,301)   ($       1,996,301)
           Change in Common Stock                                                 1,109,047               131,833
           Change in Series A Preferred Stock                                     1,999,920             1,999,920
           Change in Series B Preferred Stock                                             0               143,803
           Proceeds from issuance of Notes                                          233,500                     0
                   Net Cash Provided by Financing Activities             $          339,247    $          822,505

NET INCREASE (DECREASE) IN CASH                                          ($           2,341)   ($          16,945)

CASH  BEGINNING OF YEAR                                                  $            8,355    $           59,133

CASH AT END OF PERIOD                                                    $            6,014    $           42,188

                               RTIN Holdings, Inc.
                 Notes to Interim Condensed Financial Statements
                        For The Nine Month Periods Ended
                    September 30, 2001 and September 30, 2002
                                   (unaudited)

Note 1.    Basis of Presentation

         The condensed financial statements of RTIN Holdings, Inc. (the "Company") as of September 30, 2001 and September 30, 2002 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management; necessary to fairly state the operating results for the respective periods. However, these operating results are not necessarily indicative of the results expected for the full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principals have been omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the notes to the financial statements contained in the Form 10-KSB filed May 9, 2002. Company management believes that the disclosures are sufficient for interim financial reporting purposes.

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

Note 3:  Basic summary of significant accounting procedures

          Revenue Recognition
          -------------------

         Sales and related costs are recognized by the Company upon the sale of pharmaceutical products at Safescript pharmacy locations, at the time of installation of the physician equipment from the Safe Med Systems division, as well as at the time of sale of any licensed territories to market partners of the Company's Safescript Pharmacy model. The Company does not recognize revenue which is anticipated from the continuing fees of the licensed territories as defined in the license agreements until such time as the fees are earned by the Company.

          Per Share Data
          --------------

         Basic earnings (loss) per share (EPS) is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding. Diluted EPS includes potentially dilutive common shares outstanding during the period. On December 17, 2001 the Company initiated a 50:1 reverse split of its common stock and all per share data is reflective of this split. Included in the EPS data are 1,465,680 shares of Series C Preferred stock which were unconverted as of September 30, 2002 and 2,105,066 shares issuable to Stanley L. Swanson and Curtis A. Swanson upon their option (See Note 8 Related Party Transactions). The number of shares used to compute fully diluted earnings per share for September 30, 2002 was 9,024,984.

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

          Concentrations of Credit Risk
          -----------------------------

         The Company places its cash in what it believes to be credit-worthy financial institutions. Cash balances may exceed FDIC insured levels at times during the year. As of September 30, 2002, no balance exceeded the FDIC insured limits.

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

         On March 8, 2002, the Company, Medex, Pegasus, the Shareholders, and others entered into a Settlement and Separation Agreement which called for the rescission of the transaction by the Company and the return of all shares issued by the Company in connection with the acquisition. Pursuant to the Settlement the Company was to receive a duplicate of the technology used by Medex and Pegasus in their business model along with an exclusive license to use all intellectual property of Medex and Pegasus in 153 CMSA's throughout the United States. As of July 2002 the Company contends that Medex, Pegasus, and the Shareholders have violated the terms of the Settlement and Separation Agreement by, among other things, withholding portions of the technology, which were supposed to have been made available to the Company. Additionally, the Company contends there were material misrepresentations relating to the initial stock acquisition. As such, the Company has initiated litigation against these parties for damages. The case is currently pending in the U.S. District Court for the Eastern District of Texas, Marshall Division, File No. 202-CV159 styled RTIN Holdings, Inc. v. MedEx Systems, Inc., et al.

Note 5:  Accrued expenses and other liabilities

         Accrued expenses and other liabilities at December 31, 2001 and September 30, 2002, consist of the following:

                                          December 31, 2001   September 30, 2002
                                         ------------------   ------------------
                                                                  (unaudited)
Accrued Interest Payable                 $          803,415   $          159,363
Accrued Expenses                                     13,125               22,877
Property Taxes Payable                               20,469                    0
Accrued Payroll and Related Taxes                   278,423              363,710
Deposits Received on Stock Sales                    110,000                    0
Sales Taxes Payable                                   6,463                    0
                                         ------------------   ------------------

                                         $        1,231,895   $          545,950
                                         ==================   ==================

         Of the amount represented in Accrued Payroll, the entire $363,710 is accrued payroll owed to Stanley L. Swanson and Curtis A. Swanson which is convertible into common stock of the Company at the discretion of Messrs. Stanley and Curtis Swanson as described in the ("Related Party Transactions" -
Note 8)

Note 6:  Notes payable

         Notes Payable at December 31, 2001 and September 30, 2002, consists of the following:

                                                                                      12-31-01      9-30-02
                                                                                    -----------   -----------
                                                                                                  (unaudited)
Note payable to an investment company, interest at 9%, remaining unpaid principal and accrued interest past due as of June 27,
     2000, secured by pledge of 8,070 shares of treasury stock
     and 2,400 shares of the Company's common stock which is
     owned by a major shareholder                                                   $   122,900   $   122,900

Note payable to the FDIC, interest at 8% for 24 months (Unsecured)                         --         100,000

Note payable to a stockholder, interest at 10%, due May 9,2002,
     Secured by assignment of investment in McConnell's Fine
     Ice Cream                                                                           50,000          --

Note payable to a corporation, interest at 8%                                           500,000          --

Note payable to a corporation, due March 1, 2002, by delivery of
100,000 shares of the Company's common stock                                            170,000          --

Note payable to a corporation, due March 1, 2002, by delivery of
       50,000 shares of the Company's common stock                                      100,000          --

Two notes payable to bank, interest at 9.5%, monthly principal and
    Interest payments totaling $14,620, remaining unpaid principal and interest due April 9, 2001, collateralized by certain real property. Loans are in default for failure to make scheduled
    Payments                                                                          1,366,421          --



Notepayable to a bank, interest 9.5%, monthly principal and
    interest payments of $2,935, remaining unpaid principal
    And interest due October 30, 2001, unsecured                                        110,003       110,003

Note payable to related party due December 31, 2002 bearing 8% interest                    --         175,000
(Unsecured)

Notepayable, interest at 11.65%, monthly principal and interest payments of $425, remaining unpaid principal and accrued
    interest due April 9, 2003, collateralized by an automobile                          10,317        10,317

Note payable, monthly principle payments of $10,000, without interest (unsecured)          --          50,000
                                                                                    -----------   -----------

          Total Notes Payable                                                       $ 2,429,641   $   568,220
                                                                                    ===========   ===========

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

Note 8:  Related party transactions

         On December 6, 2001, the Company entered into executive employment agreements with Stan Swanson (the Company's Chief Executive Officer) and Curtis Swanson (the Company's Chief Operating Officer). The employment agreements provide for initial terms of four years with automatic extensions of one-year periods unless notice of non-extension is given by either party 30 days before expiration. The agreements provide for total base salaries of $385,000 in 2002, $440,000 in 2003, $490,000 in 2004, and $570,000 in 2005 plus incentive compensation of one and one half percent (1.5%) each of the adjusted net profits of the Company, as defined, plus automobile allowances and life and health insurance coverage. In the event of termination without cause, the executives are entitled to two hundred percent (200%) of the executives' base salary in effect on the date of termination plus two hundred percent (200%) of the executives' incentive compensation for the fiscal year in which employment was terminated. The executives are also entitled to options to acquire a total of 125,000 shares each of RTIN's common stock at $4.00 per share. The options are exercisable as follows: 40,000 shares each on December 5, 2002, 40,000 shares each on December 5, 2003 and 45,000 each on December 5, 2004 if still employed by the Company's exercise dates.

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

         On October 1, 2002 the Company issued a right to Stanley L. Swanson to convert his additional accrued salary through September 30, 2002 in the amount of $21,631 at $.50 per share into 43,262 shares of common stock of the Company at any time prior to April 30, 2003 and issued a right to Curtis A. Swanson to convert his additional accrued salary through September 30, 2002 in the amount of $30,902 at $.50 per share into 61,804 shares of common stock of the Company at any time prior to April 30, 2003. If converted the $52,533 in accrued salary, which is reflected as a current liability on the Company's balance sheet at September 30, 2002, would be eliminated and the number of outstanding shares of common stock would be increased by 105,066.

         If converted by Messrs. Stanley and Curtis Swanson the result of both the May 6, 2002 and October 1, 2002 transactions would result in a total increase of 2,105,066 shares of common stock, which shares have already been computed in the fully diluted earnings per share data and an elimination of $363,710 in accrued expenses owed by the Company as of September 30, 2002.

Note 9:  Stockholders' equity (deficit)

         Common Stock
         ------------

         On December 17, 2001, the Company effected a 50 to 1 reverse stock split through an amendment to its Articles of Incorporation and an immediate increase in the authorized shares to 25,000,000. As a result of such reverse split, the number of authorized and outstanding shares of common stock of the Company was decreased from 50,000,000 and 43,954,100 to 50,000,000 and 879,082, respectively. The Company then issued 3,521,127 shares of common stock in the acquisition of Medex and Pegasus. The shares issued in connection with the Medex and Pegasus acquisitions where later cancelled pursuant to the rescission of the transaction and the Settlement and Separation Agreement of March 8, 2002.

         As of September 30, 2002 the Company had 5,896,055 shares of Common Stock outstanding and an additional 1,465,680 shares of Common Stock to be issued upon the conversion of the Series C Preferred Stock on or before November 28, 2002.

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

         The Company also has outstanding 1,465,680 shares of Series C Convertible Preferred stock, which remained as of September 30, 2002 and 703,332 which remained as of the date of this report. These shares are included in the earnings per share (EPS) as they are convertible one to one (1:1) into the common stock of the Company and the Company anticipates that all such conversions will take place prior to November 28, 2002. The Series C Preferred stock carries no other preferences and has no voting rights.

Note 10:  Commitments and Contingencies

         Settlement with Debentures Holders
         ----------------------------------

         In 1998, the Company filed a lawsuit against three investment funds and their principals (the "Debenture Holders"), alleging fraud and violations of federal and state securities laws in connection with their $3 million investment in the Company's convertible debentures. Certain defendants to the Company's lawsuit have counterclaimed seeking damages in excess of $3 million.

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

         The Company has now retained the firm of O'Quinn & Laminack as well as Christian, Wukoson, Smith, & Jewell of Houston, Texas to represent it in renewed litigation against the prior debenture holders who are now holders of Series A Preferred shares of the Company. This litigation is pending in the Southern District of New York. (See Litigation)

         Contingent Liability for Debenture Litigation Support
         -----------------------------------------------------

         During the third quarter of 2002 the Company reclassified its $500,000 contingent obligation to IT/IS, Inc. for litigation support of the debenture litigation from long-term liabilities to a contingent liability. This reclassification was made due to a determination by management that the amount is not a long term or current liability of the Company, as it does not have to be paid out of operations; but is to be paid out of any potential recovery in the debenture litigation described herein. The result of the transaction was a decrease in Long Term Liabilities from $825,000 to $325,000 and other income recognition of $500,000.

Note 11:  Sale of territories

         Over the course of the first nine months of the year the Company entered into license agreements with RxSystems, Inc., RxConcepts, Inc., Safescript Pharmacies of Arizona, Inc., and Safescript Pharmacies of Kentucky, Inc. These license agreements resulted in revenue of $4,279,000 (net of $1,500,000 revenue write down) for the period. The ongoing revenue, which will be realized by the Company in association with these license agreements, is a one-time fee of $20,000 per pharmacy and 4% of gross revenue.

         The license revenue received from RxSystems, Inc. consisted of a $500,000 promissory note and $4,500,000 in the unregistered equity securities by RxSystems, Inc. The Company recognized impairment to earnings of $4,500,000 relating to the unregistered securities as not immediately marketable. The Company restructured its transaction with RxSystems, Inc. reducing the overall purchase price of its territory from $5,000,000 to $3,500,000, increasing the promissory note to $3,405,000 and eliminating the issuance of unregistered securities. The Company has granted RxSystems, Inc. the option to sell its Southern California territory to Safescript Pharmacies, Inc. of Arizona for $1,500,000 cash provided that 100% of the proceeds from this sale are to be paid to the Company and applied against the note payable due from RxSystems, Inc.

         RxConcepts, Inc. and Safescript Pharmacies of Arizona, Inc. have opened their initial locations. RxConcepts, Inc. opened its first Safescript Pharmacy location in Denver, Colorado and Safescript Pharmacies of Arizona, Inc. opened their first pharmacy in Tucson, Arizona. Safescript Pharmacies of Kentucky has scheduled their initial pharmacy opening for Huntington, West Virginia prior to the end of the year. RxSystems, Inc. has targeted San Francisco, California for its initial opening but has not scheduled an opening date of their initial location as of the date of this report.

         On May 14, 2002 the Company entered into an agreement to sell the Huntington, West Virginia, Owensboro, Kentucky, Clarksville, Jacksonville, and Chattanooga, Tennessee, Safescript Pharmacy license to Safescript Pharmacies of Kentucky, Inc. for $198,000. The entire purchase price for this territory has been paid as of the date of this report. In addition the agreements calls for the payment of $20,000 for each Safescript Pharmacy opened and 4% of gross sales on an ongoing basis.

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

         On May 20, 2002 the Company entered into an agreement to sell the Tucson, Yuma, and Flagstaff, Arizona, Provo, Utah, and Pocatello and Boise, Idaho, Safescript Pharmacy license to Safescript Pharmacies of Arizona, Inc. for $300,000. The purchase price is being paid $65,000 in cash prior to the execution of the agreement and $235,000 in monthly installments of $23,500.00. As of the date of this report the licensee has paid all but $40,500 of the note payable with the balance falling due in two installments of $20,250 on March 1, 2003 and April 1, 2003. In addition the agreement calls for the payment of $20,000 for each Safescript Pharmacy opened and 4% of gross sales on an ongoing basis.

Note 12:  Subsequent events

         On July 28, 2002 the Company entered into an agreement with Mid-States Pharmacies, Inc. to sell the licensing rights to Arkansas, Oklahoma, Illinois, Iowa, Nebraska, Kansas, and Missouri for $774,000 in cash payable on or before August 8, 2002. In addition to the up front licensing fee the Company will also receive $20,000 for each pharmacy opened in these territories by Mid-States Pharmacies, Inc. as well as 4% of gross revenue from each pharmacy location. Subsequent to August 8, 2002, the Company granted an extension until September 15, 2002 for Mid-America Pharmacies, Inc. to fulfill its obligations pursuant to the licensing agreement. As of the date of this report no agreement has been finalized with respect to the purchase of this territory by Mid-States Pharmacies, Inc. The Company is still in negotiations with the principals of Mid-States Pharmacies, Inc. and is working to close the transaction before the end of the fiscal year 2002.

         The Company subsequently entered into an expansion agreement with Safescript Pharmacies of Kentucky, Inc. on October 28, 2002 for the purchase of additional markets within Kentucky and West Virginia as well as all the Company's CMSA markets within Ohio, Indiana, and Michigan. This expansion agreement will result in an additional $957,000 license fee sale in the fourth quarter of 2002.

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

Overview

         RTIN Holdings, Inc. is a Texas Corporation. The Company currently owns two subsidiary divisions, Safe Med Systems, Inc. (a Texas corporation) and Safescript Pharmacies, Inc. (a Texas corporation). Under the Safescript Pharmacies division the Company has pharmacies in Longview, Texas, Tyler, Texas and a third pharmacy location opening in Texarkana, Texas on November 18, 2002. The Company also has five market partners who are opening Safescript Pharmacies in various locations throughout the United States.

Results of Operations

         Comparison  of Nine Months Ended  September  30, 2001 and September 30,
2002

         Revenues. For the nine months ended September 30, 2002, the Company generated revenues of $4,698,865 compared to revenues of continued locations in the same period of 2001 of $721,347. The increase in revenue is due to the sale of the license rights to the Safescript Pharmacy model to various market partners throughout the United States. These sales include all but two territories remaining for sale in the United States and thus the revenue generated from territory sales is anticipated to decline in the future. However, management believes that the revenue which will be generated through the license fees charged on a per store basis and the revenue from the 4% of gross sales, which is charged to each licensee for support, will eventually offset if not exceed the license fee revenue.

         Costs and Expenses. Costs and expenses for the nine months ended September 30, 2002 increased by $603,971 or 59% to $1,630,517 as compared to $1,026,546 for the corresponding period of 2001. This increase was due to the increase in research and development cost and other general and administrative expense associated with the development of the Safe Med Systems and Safescript Pharmacy models.

         Net Profit and Loss. The Company had a net profit for the nine months ended September 30, 2002 of $3,100,010 compared to net loss of $660,313 for the corresponding nine months of 2001.

         Comparison of Three Months Ended September 30, 2001 and September 30, 2002

         Revenues. For the three months ended September 30, 2002, the Company generated revenues of $264,087 compared to revenues in the same period of 2001 of $234,999. The resulting revenue from pharmacy operations in the three months ended September 30, 2002 was from the operation of the Longview pharmacy only and with the initial BETA doctors enrolled in the system. Subsequent to the end of the period the Company has opened one additional unit in Tyler, Texas and has an additional unit opening in Texarkana, Texas on November 18, 2002. Additionally, the Company has enrolled many additional physicians on the system. This development should result in significant revenue increases from ongoing operations in the fourth quarter of 2002 and forward.

         Costs and Expenses. Costs and expenses for the three months ended September 30, 2002 increased by $187,263 or 57% to $513,394 as compared to $326,131 for the corresponding period of 2001.

         Net Profit and Loss. The Company had a net profit for the three months ended September 30, 2002 of $183,435 compared to net loss of $137,282 for the corresponding three months of 2001.

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

Item 3.  CONTROLS AND PROCEDURES

         The Chief Executive Officer and the Chief Financial Officer have reviewed the disclosure controls and procedures relating to the Company within the 90 days preceding this report and concluded that such controls and procedures are effective to make known to us all material information about the financial and operational activities of the Company. There were no deficiencies identified in such controls or procedures and there have been no changes in such controls and procedures since our evaluation that could significantly affect their effectiveness.

                           PART II - OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES

         During the first nine months of 2002 the Company converted 2,698,541 shares of its Series C Preferred stock to 2,691,541 shares of Common Stock of the Company. The shares of common stock were issued to the holders of the Series C Preferred stock pursuant to an exemption from registration under Section 3(a)(9) of the Securities Act of 1933 relating to securities issued in exchange for existing securities. No commission or compensation was paid or given directly or indirectly to any person for soliciting such exchange.

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



         (b)      Current Reports on Form 8-K:

         The Company filed a current report on Form 8-K on August 20, 2002, and an amended current report on Form 8-KA on August 28, 2002 reporting the change in accountants under Item 4 of such reports.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           RTIN Holdings, Inc.
                                           (Registrant)

Date: November 14, 2002                    By: /s/ Stanley L. Swanson
                                              ----------------------------------
                                              Stanley L. Swanson,
                                              Chief Executive Officer
                                              (Duly Authorized Signatory)

Date: November 14, 2002                    By: /s/ Curtis A. Swanson
                                              ----------------------------------
                                              Curtis A. Swanson,
                                              President, Chief Operating Officer
                                              Senior Financial Officer and
                                              Senior Accounting Officer
                                              (Duly Authorized Signatory)

                                 CERTIFICATIONS
                                 --------------

         I, Stanley L. Swanson, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of RTIN Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    November 14, 2002

/s/ Stanley L. Swanson
------------------------------
Name: Stanley L. Swanson
Title: Chief Executive Officer

         I, Curtis A. Swanson, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of RTIN Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002
/s/   Curtis A. Swanson
------------------------------
Name: Curtis A. Swanson
Title: Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of RTIN Holdings, Inc. (the "Company") on Form 10-QSB for the period ending September 30,2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stanley
L. Swanson, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



By: /s/ Stanley L. Swanson
-------------------------------------------
Stanley L. Swanson, Chief Executive Officer
(Duly Authorized Signatory)




Stanley L. Swanson
Chief Executive Officer
November 14, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of RTIN Holdings, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Curtis
A. Swanson, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



By: /s/ Curtis A. Swanson
--------------------------------------------------------
Curtis A. Swanson, President, Chief Operating Officer
Senior Financial Officer, Senior Accounting Officer and
Chief Financial Officer
(Duly Authorized Signatory)



Curtis A. Swanson
Chief Financial Officer
November 14, 2002