Form 10QSB/A
period 2001-06-30
RTIN HOLDINGS INC
filed 2003-02-07
CIK 921066

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB/A

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001
                                                 -------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from               to
                                                 -------------    --------------

                        Commission file number 001-13559
                                               ---------


                      Restaurant Teams International, Inc.
                 ----------------------------------------------
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

                      RESTAURANT TEAMS INTERNATIONAL, INC.


                                                                        Page No.
                                                                        --------

PART I   FINANCIAL INFORMATION..............................................

Item 1.  Financial Statements...............................................   2
         --------------------

         Table of Contents to Financial Information.........................   3

         Condensed Balance Sheets as of December 31, 2000 and
         June 30, 2001......................................................   4

         Condensed Statements of Continuing Operations For Three Month and
         Six Month Periods Ended June 30, 2000 and June 30, 2001  ..........   6

         Condensed Statements of Cash Flows for the Six-Month
         Periods Ended June 30, 2000 and June 30, 2001 .....................   7

         Notes to Interim Condensed Financial Statements ...................   8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations......................   9
         ---------------------------------------------


PART II  OTHER INFORMATION..................................................  11

Item 2.  Changes in Securities..............................................  11
         ---------------------

Item 4.  Submission of Matters to a Vote of Security Holders................  11
         ---------------------------------------------------

Item 6.  Exhibits and Reports on Form 8-K...................................  11
         --------------------------------

Signatures .................................................................  12

Exhibit Index ..............................................................  13

Item  1.  FINANCIAL STATEMENTS











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

                      Restaurant Teams International, Inc.
                            Condensed Balance Sheets

                                                 Dec. 31, 2000    June 30, 2001

ASSETS

CURRENT ASSETS
  Cash                                           $      59,133   $        6,434
  Inventories                                            6,225            7,357
  Marketable Securities                                 24,140                0
                         Total Current Assets           89,498           13,791

PROPERTY AND EQUIPMENT, net                          2,680,238        2,635,238

OTHER ASSETS
  Assets Held for Sale, net                            257,000          257,000
 Assets of discontinued operations, net                 84,607                0

TOTAL ASSETS                                         3,111,343        2,906,029

LIABILITIES AND SHAREHOLDERS EQUITY

CURRENT LIABILITIES
   Amounts due related parties, net                      47,500               0
  Accounts Payable                                      446,869         315,836
  Accrued Expenses and Other Liabilities                831,232         580,934
  Income Tax Payable                                     10,000          10,000
  Current Portion of Long Term Debt                   1,764,819       1,764,819

                 Total current liabilities            3,100,420       2,671,589

CONVERTIBLE DEBENTURES                                1,996,301               0

DEFERRED LIABILITIES                                     32,638          32,638

SHAREHOLDERS EQUITY
  Preferred Stock Series A                                    0       1,999,920
  Preferred Stock Series B                                    0         143,803
  Common Stock                                          365,814         393,247
  Additional Paid In Capital                         12,265,653      12,754,403
  Treasury Stock                                       (773,456)       (773,456)
  Accumulated Deficit                               (13,876,027)    (13,876,027)
  Current Earnings                                            0        (440,088)
                                                    -----------     -----------
                 Total Stockholders Equity           (2,018,016)        201,802

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY             3,111,343       2,906,029


                      Restaurant Teams International, Inc.
                           Condensed Income Statements
                    For The Three and Six Month Periods Ended
                         June 30, 2000 and June 30, 2001

                                                     Three Months Ended              Six Months Ended
                                                           June 30                        June 30
                                                    2001            2000            2001            2000
                                                ------------------------------------------------------------
Revenues

     Restaurant sales                           $    276,729    $    190,312    $    705,531    $    377,923
     Rental income                                    60,978          78,662         121,951         157,324
                                                ------------    ------------    ------------    ------------
         Total revenues                              337,707         268,974         827,482         535,247

OPERATING COSTS AND EXPENSES

     Cost of sales                                   152,222          67,082         382,632         132,746
     Labor and benefits                              164,179          59,317         172,268         116,538
     Other operating expenses                         36,185         129,412          66,634         271,636
     General and administrative expenses              51,198         166,317         292,072         384,412
     Depreciation expense                             22,500          60,535          45,000          83,035

         Total operating costs and expenses          426,284         482,663         958,606         988,367

NON - OPERATING INCOME (EXPENSE)

     Interest expense                                (39,408)       (250,750)        (92,952)       (504,620)
     (Gain) Loss on Discontinued Operations             --            58,214         216,012         116,428

         Total non-operating income (expense)        (39,408)       (192,536)       (308,964)       (388,192)
                                                ------------    ------------    ------------    ------------

NET LOSS                                        $   (127,985)   $   (406,225)   $   (440,088)   $   (841,312)
                                                ============    ============    ============    ============

NET LOSS PER COMMON
   SHARE - basic and diluted                    $       (.00)   $       (.02)   $       (.01)   $       (.05)
                                                ============    ============    ============    ============

COMMON SHARES OUTSTANDING                         36,339,663       7,399,288      36,339,663       7,215,755


                      Restaurant Teams International, Inc.
                       Condensed Statements of Cash Flows

                                                                                 Six Months Ended
                                                                          ------------------------------
                                                                          June 30, 2001    June 30, 2000
                                                                          -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                                         $    (440,088)   $    (841,312)
         Adjustments to reconcile net loss to
              net cash provided by operating activities:
                  Depreciation and amortization                                  45,000          252,382
                  Amortization of discount and issuance
                    costs of convertible debentures                                   0          251,823
                  Write downs and impairment of RSI assets                            0          733,803
                  Loss (gain) on sale of assets                                       0          (28,139)
         Net change in operating assets and liabilities:
                  Increase in inventories                                        (1,133)         (35,056)
                  (Increase) decrease in other current assets                    24,140          (15,002)
                   Increase (decrease) in accounts payable
                    and accrued expenses                                       (381,340)         580,391
                  Increase (decrease) in notes due to related parties           (47,500)               0
                                                                          -------------    -------------
                  Net cash provided by operating activities                    (800,911)         898,890

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of property and equipment                                          0         (982,972)
         Payments in connection with acquisition of Fatburger (pending)               0         (295,000)
         Payments in connection with current acquisitions                             0         (225,000)
         Change in assets of discontinued operations                             84,607                0
                                                                          -------------    -------------
                  Net cash used in investing activities                          84,607       (1,502,972)

CASH FLOWS FROM FINANCING ACTIVITIES:
         Change in Convertible Dentures                                      (1,996,301)               0
         Change in Common Stock                                                  27,433                0
         Change in Contributed Capital                                          488,750                0
         Change in Series A Preferred Stock                                   1,999,920                0
         Change in Series B Preferred Stock                                     143,803                0
         Proceeds from issuance of note payable and debentures                        0          690,000
                                                                          -------------    -------------
                  Net cash provided by (used in) financing activities           663,605          690,000

NET INCREASE  (DECREASE) IN CASH                                                (52,699)          85,918

CASH AT BEGINNING OF PERIOD                                                      59,133            2,521
                                                                          -------------    -------------

CASH AT END OF PERIOD                                                     $       6,434    $      88,439
                                                                          =============    =============

See accompanying notes to these condensed financial statements.

                      Restaurant Teams International, Inc.

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

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

         This Quarterly Report on Form 10-QSB includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which can be identified by the use of forward-looking terminology such as, "may", "believe", "expect", "intend", "anticipate", "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. All statements other than statements of historical fact included in this Form 10-QSB, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors with respect to any such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed in this Form 10-QSB, including, without limitation, in conjunction with the forward-looking statements included in this Form 10-QSB, and in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, but are not limited to, the newness of the Company, the need for additional capital and additional financing, the Company's limited restaurant base, lack of geographic diversification, the risks associated with expansion, a lack of marketing experience and activities, risks of franchising, season ability, the choice of site locations, development and construction delays, need for additional personnel, increases in operating and food costs and availability of supplies, significant industry competition, government regulation, insurance claims and the ability of the Company to meet its stated business goals. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

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

Results of Operations

         Comparison of Three Months Ended June 30, 2000 and 2001

         Revenues. For the three months ended June 30, 2001, the Company has generated revenues from continuing operations of $337,707 compared to revenues in the same period of 2000 of $268,974, a 26% increase. The increase in revenue is due primarily to the acquisition of the Tanner's Restaurant chain by the company.

         Costs and Expenses. Costs and expenses for the three month period ended June 30, 2001 decreased by $56,379, or 12% to $426,284 as compared to $482,663 for the corresponding period of 2000. This decrease was due to the previous period's costs associated with the increase in overhead in conjunction with the gearing up for the Tanner's and Regulatory Solutions, Inc. ("RSI") acquisitions.

         Net Loss. The Company had a net loss for the three months ended June 30, 2001 of $127,985 compared to net loss of $406,225 for the corresponding three months of 2000, representing a loss of $(.00) and $(.02) per share, respectively.

         Comparison of Six Months Ended June 30, 2000 and 2001

         Revenues. For the six months ended June 30, 2001, the Company has generated revenues from continuing operations of $827,482 compared to revenues in the same period of 2000 of $535,247, a 65% increase.

         Costs and Expenses. Costs and expenses for the six-month period ended June 30, 2001 decreased by $29,761, or 3% to $958,606 as compared to $988,367 for the corresponding period of 2000.

         Net Loss. The Company had a net loss for the six months ended June 30, 2001 of $440,088compared to a net loss of $841,312 for the corresponding six months of 2000, representing a loss of $(.01) and $(.05) per share, respectively.

Liquidity and Capital Resources

         Historically, the Company has required capital to fund the operations and capital expenditure requirements of its Company-owned restaurants.

         The Company has negative working capital of $2,657,798 at June 30, 2001, a large portion of which represents the amount owed on it's notes payables which have matured or will mature in 2001. The Company is seeking to reorganize its debt structure and will attempt to refinance the amounts owed on notes payable for longer periods. There is no guarantee that the Company will be successful in its attempts to refinance and may be required to raise additional equity in the future to retire its outstanding debt obligations.

         Management has determined that an immediate infusion of capital will be required for the Company to maintain its operations and to be in a position to make the acquisitions which have been targeted.

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

None

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


Date: July 30, 2001                         By: /s/ Stanley L. Swanson
                                               -----------------------
                                               Stanley L. Swanson
                                               Chief Executive Officer
                                              (Signature)

Date: July 30, 2001                         By: /s/ Curtis A. Swanson
                                               ----------------------
                                               Curtis A. Swanson
                                               Chief Financial Officer
                                               (Signature)

                                INDEX TO EXHIBITS

Exhibit No.             Description
-----------             -----------

16.1                    Letter re change in Certifying Accountant




                                  Exhibit 16.1









July 27, 2001


Office of the Chief Accountant
Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Dear Sir or Madam:

We have read Item 4 included in the Form 8-K dated July 27, 2001 of Restaurant Teams International, Inc. filed with the Securities and Exchange Commission and are in agreement with the statements contained therein as they relate to us.

Very truly yours,



HEIN + ASSOCIATES LLP