Form 10QSB/A
period 2001-09-30
RTIN HOLDINGS INC
filed 2003-02-07
CIK 921066

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

                      RESTAURANT TEAMS INTERNATIONAL, INC.


                                                                        Page No.
                                                                        --------

PART I   FINANCIAL INFORMATION...............................................

Item 1.  Financial Statements................................................ 2
         --------------------

         Table of Contents to Financial Information.......................... 3

         Condensed Balance Sheets as of December 31, 2000 and
         September 30, 2001.................................................. 4

         Condensed Statements of Continuing Operations For Three Month and
         Nine Month Periods Ended September 30, 2000 and September 30, 2001 .  6

         Condensed Statements of Cash Flows for the Nine-Month
         Periods Ended September 30, 2000 and September 30, 2001 ............  7

         Notes to Interim Condensed Financial Statements ....................  8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.......................  9
         ---------------------------------------------


PART II  OTHER INFORMATION................................................... 11

Item 2.  Changes in Securities............................................... 11
         ---------------------

Item 4.  Submission of Matters to a Vote of Security Holders................. 11
         ---------------------------------------------------

Item 6.  Exhibits and Reports on Form 8-K.................................... 11
         --------------------------------

Signatures................................................................... 12

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

                      Restaurant Teams International, Inc.
                            Condensed Balance Sheets

                                               Dec. 31, 2000      Sept. 30, 2001

ASSETS

CURRENT ASSETS
  Cash                                        $       59,133      $       42,188
  Inventories                                          6,225               6,871
  Marketable Securities                               24,140                   0
                   Total Current Assets               89,498              49,059

PROPERTY AND EQUIPMENT, net                        2,680,238           2,612,738

OTHER ASSETS
  Assets Held for Sale, net                          257,000             257,000
 Assets of discontinued operations, net               84,607                   0
McConnell Franchise                                        0              55,000

TOTAL ASSETS                                       3,111,343           2,973,797

LIABILITIES AND SHAREHOLDERS EQUITY

CURRENT LIABILITIES
   Amounts due related parties, net                       47,500              0
  Accounts Payable                                       446,869        287,302
  Accrued Expenses and Other Liabilities                 831,232        627,084
  Income Tax Payable                                      10,000         10,000
  Current Portion of Long Term Debt                    1,764,819      1,764,819

                         Total current liabilities     3,100,420      2,689,205

LONG TERM DEBT, net of current                                 0         50,000

CONVERTIBLE DEBENTURES                                 1,996,301              0

DEFERRED LIABILITIES                                      32,638         32,638


SHAREHOLDERS EQUITY
  Preferred Stock Series A                                     0      1,999,920
  Preferred Stock Series B                                     0        143,803
  Common Stock                                           365,814        497,647
  Additional Paid In Capital                          12,265,653     12,758,903
  Treasury Stock                                        (773,456)      (773,456)
  Accumulated Deficit                                (13,876,027)   (13,876,027)
  Current Earnings                                             0       (548,836)
                                                     -----------    -----------
                         Total Stockholders Equity    (2,018,016)       201,954

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY              3,111,343      2,973,797


                      Restaurant Teams International, Inc.
                           Condensed Income Statements
                   For The Three and Nine Month Periods Ended
                    September 30, 2000 and September 30, 2001

                                                     Three Months Ended             Nine Months Ended
                                                       September 30                    September 30
                                                    2001            2000            2001            2000
                                                ------------------------------------------------------------
Revenues

     Restaurant sales                           $    236,070    $  1,065,053    $    941,601    $  3,945,101
     Regulatory services                                --              --              --           629,246
     Rental income                                    95,478          78,778         217,434         236,102
                                                ------------    ------------    ------------    ------------
         Total revenues                              331,548       1,143,831       1,159,035       4,810,449

OPERATING COSTS AND EXPENSES

     Cost of sales                                   116,845         401,921         499,477       1,389,378
     Labor and benefits                              102,019         594,285         461,674       1,711,434
     Other operating expenses                         20,368          64,228          87,002         627,097
     General and administrative expenses             132,419          25,218         237,104         241,637
     Bad debt expense                                   --              --              --           498,070
     Depreciation expense                             22,500          98,535          67,500         295,605
     Amortization expense                               --              --              --            61,127
     Inventory write-down                               --              --              --            80,000
     Goodwill impairment                                --              --              --           743,256
         Total operating costs and expenses          394,151       1,184,187       1,352,757       5,647,604

NON - OPERATING (INCOME) EXPENSE

     Interest expense                                 46,150         108,695         139,102         635,777
     (Gain) Loss on Discontinued Operations             --           107,000         216,012         108,861
     Other (income) loss                                --          (697,711)           --             4,454
     Acquisition                                        --         4,156,632            --         4,156,632
         Total non-operating income (expense)        (46,150)     (5,070,038)       (355,114)     (4,905,724)
                                                ------------    ------------    ------------    ------------
NET LOSS                                        $   (108,753)   $ (5,110,394)                   $ (548,836) $(5,742,879)
                                                ============    ============    ============    ============

NET LOSS PER COMMON
   SHARE - basic and diluted                    $       (.00)   $       (.26)   $       (.01)   $       (.29)
                                                ============    ============    ============    ============

COMMON SHARES OUTSTANDING                         49,764,663      19,899,011      49,764,663      19,899,011


                      Restaurant Teams International, Inc.
                       Condensed Statements of Cash Flows

                                                                              Nine Months Ended
                                                                        --------------------------------
                                                                        Sept. 30, 2001    Sept. 30, 2000
                                                                        --------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                                       $     (548,836)   $   (5,887,484)
         Adjustments to reconcile net loss to
              net cash provided by operating activities:
                  Depreciation and amortization                                 67,500           326,732
                  Amortization of discount and issuance
                     costs of convertible debentures                                 0           279,800
                  Write downs and impairment of RSI assets                           0           823,256
                  Write off of Fatburger Acquisition                                 0         4,156,652
                  Loss (gain) on sale of assets                                      0            78,861
         Net change in operating assets and liabilities:
                  Increase in accounts receivable                                    0            (9,091)
                  Increase in inventories                                          646           (24,735)
                  (Increase) decrease
                     in other current assets                                    24,140           (15,002)
                  Increase (decrease) in accounts payable
                     and accrued expenses                                     (475,007)          706,771
                  Increase (decrease) in notes due to related parties          (47,500)                0
                  Other                                                              0           (19,743)
                                                                        --------------    --------------
                  Net cash provided by operating activities                   (979,057)          415,997

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of property and equipment                                         0          (982,972)
         Proceeds from sale of property and equipment                                0           100,000
         Payments in connection with current acquisitions                            0          (225,000)
         Payments in connection with current acquisitions                       55,000                 0
         Change in assets of discontinued operations                            84,607                 0
                                                                        --------------    --------------
                  Net cash used in investing activities                        139,607        (1,107,792)

CASH FLOWS FROM FINANCING ACTIVITIES:
         Change in Long Term Debt                                               50,000
         Change in Convertible Dentures                                     (1,996,301)                0
         Change in Common Stock                                                131,833                 0
         Change in Contributed Capital                                         493,250                 0
         Change in Series A Preferred Stock                                  1,999,920                 0
         Change in Series B Preferred Stock                                    143,803                 0
         Proceeds from issuance of note payable and debentures                       0           690,000
                                                                        --------------    --------------
                  Net cash provided by (used in) financing activities          822,505           690,000

NET INCREASE  (DECREASE) IN CASH                                               (16,945)           (1,795)
CASH AT BEGINNING OF PERIOD                                                     59,133             2,521
                                                                        --------------    --------------
CASH AT END OF PERIOD                                                   $       42,188    $          726
                                                                        ==============    ==============

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

Results of Operations

         Comparison of Nine Months Ended September 30, 2000 and 2001


         Revenues. For the nine months ended September 30, 2001, the Company has generated revenues from continuing operations of $1,159,035 compared to revenues of continuing operations in the same period of 2000 of $4,810,449, an 76% decrease. The decrease in revenue is due primarily to discontinued operations in 2001.

         Costs and Expenses. Costs and expenses for the nine-month period ended September 30, 2001 decreased by $4,294,847 or 76% to $1,352,757 as compared to $ 5,647,604 for the corresponding period of 2000. This decrease was due to the previous periods costs associated with the increase in overhead associated with the gearing up for the Tanner's and Regulatory Solutions, Inc. ("RSI") acquisitions and write offs associated with the abandoned Fatburger and RSI transactions.

         Net  Loss.  The  Company  had a net  loss  for the  nine  months  ended
September 30, 2001 of $548,836 compared to net loss of $5,742,879 for the corresponding nine months of 2000, representing a loss of $(.01) and $(.29) per share, respectively.


Liquidity and Capital Resources

         Historically, the Company has required capital to fund its capital expenditure requirements.

         The Company has negative working capital of $2,640,146 at September 30, 2001, a large portion of which represents the amount owed on it's notes payables which have matured or will mature in 2001. The Company is seeking to reorganize its debt structure and will attempt to refinance the amounts owed on notes payable for longer periods. There is no guarantee that the Company will be successful in its attempts to refinance and may be required to raise additional equity in the future to retire its outstanding debt obligations.

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