Form 10QSB/A
period 2002-06-30
RTIN HOLDINGS INC
filed 2003-02-07
CIK 921066

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

                               RTIN Holdings, Inc.
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

                               RTIN HOLDINGS, INC.


                                                                        Page No.
                                                                        --------

PART I  FINANCIAL INFORMATION................................................

Item 1. Financial Statements.................................................  3
        --------------------

        Table of Contents to Financial Information...........................  4

        Condensed Balance Sheets as of December 31, 2001 and
        June 30, 2002........................................................  5

        Condensed Statements of Continuing Operations for Three Month Periods
         Ended June 30, 2001 and June 30, 2002  .............................  7

        Condensed Statements of Cash Flows for the Three Month
        Periods Ended June 30, 2001 and June 30, 2002........................  8

        Notes to Interim Condensed Financial Statements .....................  9

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations........................ 11
        ---------------------------------------------


PART II OTHER INFORMATION.................................................... 13

Item 2. Changes in Securities................................................ 13
        ---------------------

Item 4. Submission of Matters to a Vote of Security Holders.................. 13
        ---------------------------------------------------

Item 6. Exhibits and Reports on Form 8-K..................................... 14
        --------------------------------

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

Current Assets                          June 30, 2002         December 31, 2001
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


                               RTIN Holdings, Inc.
                            Condensed Balance Sheets
                     For The Year End December 31, 2001 and
                      Six-Month Period Ended June 30, 2002

                              Liabilities & Equity


Current Liabilities                           June 30, 2002       December 31, 2001
                                                (unaudited)


Cash Overdrafts                             $               0     $          14,539
Accounts Payable                                      607,673               317,056
Accrued Expenses & Other Liabilities                  440,449             1,139,170
Current Portion Notes Payable                         243,220             2,159,641
                                            -----------------     -----------------

Total Current Liabilities                   $       1,291,341     $       3,630,406


Long Term Liabilities                       $         787,000     $               0

Deferred Liabilities                        $               0     $          48,958

Convertible Debentures                      $               0     $       1,996,301
                                            -----------------     -----------------

Total Liabilities                           $       2,078,341     $       5,675,665


Stockholder's Equity (Deficit)

Common Stock                                $          45,496     $          10,291
Series A Preferred Stock                            1,996,301                     0
Additional Paid in Capital                         15,606,325            14,532,483
Treasury Stock                                       (868,002)             (868,002)
Retained Earnings - Prior                         (16,603,059)          (16,603,059)
Retained Earnings - Current                         2,915,226                     0
                                            -----------------     -----------------

Total Shareholder's Equity                  $       3,092,287     $      (2,928,287)


Total Liabilities & Stockholder's Equity    $       5,170,629     $       2,747,378

                               RTIN Holdings, Inc.
                           Condensed Income Statements
                        For The Three Month Periods Ended
                         June 30, 2001 and June 30, 2002
                                   (unaudited)

                             Statement of Operations

Revenue                                        3 Months Ended    3 Months Ended
                                                June 30, 2002     June 30, 2001

Income - License Fees                          $      779,000    $            0
Revenue Write Down                                 (1,500,000)                0
Income - Rental                                             0            60,978
Income - Pharmacy                                     107,550                 0
Income - Restaurant                                         0           180,664
                                               --------------    --------------

Total Revenue                                  ($     613,450)   $      241,642


Operating Costs & Expenses

Cost of Sales                                          66,286            61,819
General & Administrative Expenses                     465,647           251.562
Depreciation & Amortization                            85,050            22,500
                                               --------------    --------------


Total Operating Costs & Expenses               $      616,982    $      335,881


Non Operating Income (Expense)
Other Income                                         (441,892)                0
Interest Expense                                     (100,725)          (39,408)
Gain on Sale of Assets                                345,655                 0
Discontinued Operations                               (36,917)                0
Gain on Asset Impairment                            4,500,000                 0
                                               --------------    --------------

Total Non Operating Income (Expense)           $    4,266,121    ($      39,408)

Income Before Income Taxes                     $    3,035,689    ($     126,623)


Income Tax Benefit                             $            0    $            0

Net Gain (Loss)                                $    3,035,689    ($     126,623)

Earnings Per Share
(Fully Diluted)                                $          .35    ($         .16)

                               RTIN Holdings, Inc.
                           Condensed Income Statements
                         For The Six Month Periods Ended
                         June 30, 2001 and June 30, 2002
                                   (unaudited)

                             Statement of Operations

Revenue                                          6 Months ended   6 Months Ended
                                                  June 30, 2002    June 30, 2001

Income - License Fees                            $   5,779,000    $           0
Revenue Write Down                                  (1,500,000)
Income - Rental                                         48,228          121,951
Income - Pharmacy                                      107,550                0
Income - Restaurant                                          0          364,392
                                                 -------------    -------------

Total Revenue                                    $   4,434,778    $     486,343


Operating Costs & Expenses

Cost of Sales                                    $      66,286    $     124,441
General & Administrative Expenses                      913,136          530,974
Depreciation & Amortization                            139,050           45,000
                                                 -------------    -------------


Total Operating Costs & Expenses                 $   1,118,471    $     700,415


Non Operating Income (Expense)
Other Income                                          (439,085)               0
Interest Expense                                      (199,725)         (92,952)
Discontinued Operations                               (107,925)        (216,007)
Gain on sale of Assets                                 345,655                0
                                                 -------------    -------------

Total Non Operating Income
(Expense)                                        ($    401,080)   ($    308,959)

Income Before Income Taxes                       $   2,915,226    ($    523,031)


Income Tax Benefit                               $           0    $           0

Net Gain                                         $   2,915,226    ($    523,031)

Earnings Per Share
(Fully Diluted)                                  $         .34    ($        .66)


                               RTIN HOLDINGS, INC.
                             STATEMENTS OF CASH FLOW
                         For The Six Month Periods Ended
                         June 30, 2001 and June 30, 2002
                                   (unaudited)
                      Consolidated Statement of Cash Flows

                                                                         June 30, 2002  June 30, 2001
Cash Flows From Operating Activities                                     -------------    -------------

      Net Profit (Loss)                                                  $   2,915,226    ($    523,031)
      Adjustments to Reconcile Net Loss to Net Cash Used by
         Operating Activities
           Depreciation & Amortization                                         139,050           45,000
           Stock for Services                                                  229,316                0
      Changes in Operating Assets and Liabilities
           Decrease (Increase) in Inventories                                  (27,659)          (1,133)
           Increase (decrease) in Accounts Receivable                            3,505                0
           Decrease in Marketable Securities                                         0           24,140
           Decrease in Cash Overdrafts                                         (14,539)               0
           Increase (Decrease) in Accounts Payable                             220,499         (104,080)
           (Decrease) in notes due related parties                                   0    $      47,500)
           Increase in Deposits                                                  6,970                0
           Increase in Research & Development                                  157,237                0
           Increase (Decrease) in Accrued Expenses & Other Liabilities        (504,459)        (194,307)
                   Net Cash Used in Operating Activities                 $     209,920    ($    277,880)

Cash Flows From Investing Activities
           Purchase of Property & Equipment                              ($     66,878)   $           0
           Purchase of Rights to Software                                     (462,050)               0
           Proceeds from Sale of Property & Equipment                           25,000                0
           Change in assets of discontinued operations                               0           84,607
           (Increase) Decrease in Note Receivable                           (3,868,900)               0
                   Net Cash Used in Investing Activities                 (  $4,372,828)   $      84,607

Cash Flows From Financing Activities

           Change in Convertible Debentures                              (  $1,999,301)   ($  1,996,301)
           Change in Common Stock                                            1,109,047          516,183
           Change in Series A Preferred Stock                                1,999,920        1,999,920
           Change in Series B Preferred Stock                                        0          143,803
           Proceeds from issuance of Notes Due Related Parties                 187,000                0
                   Net Cash Provided by Financing Activities             $   1,299,666    $     663,605

NET INCREASE (DECREASE) IN CASH                                          $      51,984    ($     52,699)

CASH  BEGINNING OF YEAR                                                  $       8,355    $      59,133

CASH AT END OF PERIOD                                                    $      60,339    $       6,434

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