Form 10KSB
period 2002-12-31
RTIN HOLDINGS INC
filed 2003-03-26
CIK 921066

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[x]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
         OF 1934

                   For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________


                        Commissions file number 001-13559
                                                ---------

                               RTIN Holdings, Inc.
                 (Name of small business issuer in its charter)

                   Texas                                 75-2968064
    (State of other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

      3218 Page Rd. Longview, Texas                       75605
(Address of principal executive offices)                (Zip Code)

                                 (903) 295-6800
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

                                      None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, par value $.01
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for the most recent fiscal year were: $7,218,028

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as reported on the OTC-BB on February 19, 2003 was $17,926,461. For purposes of this computation, all officers, directors, and 10% beneficial owners of registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

Number of shares outstanding of each of the Issuer's classes of common stock, as February 19, 2003: 9,753,634 shares of common stock, par value $.01.

                      DOCUMENTS INCORPORATED BY REFERENCE

           DOCUMENT                                          PART OF FORM 10-KSB
           --------                                          -------------------
 Proxy Statement for the 2002                                      Part III
Annual Meeting of Shareholders


Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

                                     PART I

Item 1.  DESCRIPTION OF BUSINESS

History

RTIN Holdings, Inc. (the "Company") is a Texas corporation, originally incorporated in 1990 as Bosko's Inc in Delaware. From the date of its incorporation until 2002, the Company operated restaurants in Texas and Georgia. In 2001, the Company acquired all of the stock of Medex Systems, Inc. ("Medex") and Pegasus Pharmacies, Inc. ("Pegasus"), related companies engaged in the development of wireless communication systems for transmission of scripts for prescription medication from physicians to fulfilling pharmacies. The Company sold its last restaurant operation in 2002 and does not presently have any restaurant operations. The Company is a multi-concept holding company specializing in the pharmaceutical industry.

The acquisition of Medex and Pegasus was rescinded pursuant to a Settlement and Separation Agreement (the "Separation Agreement") on March 8, 2002, as a result of irreconcilable differences between the principals of the Company and the principals of Medex and Pegasus. Since 2002, the Company has operated pursuant to a perpetual, paid-up license (the "Medex License") to utilize, improve, resell, and distribute certain technology and retail pharmacy business systems developed by Medex and Pegasus within a protected territory in the United States consisting of 158 CMSA's in the United States and all international rights. The Company has two subsidiaries, Safe Med Systems, Inc. ("Safe Med"), the technology division charged with operation and enhancement of the systems, and Safescript Pharmacies, Inc. ("Safescript"), the retail pharmacy division which focuses on the pain management and specialty physicians sectors of the retail pharmacy industry. Safescript is the preferred pharmacy provider for Safe Med.

Company Business - Pharmaceutical Segment

                              Products and Services
                              ---------------------

The Safescript division is focusing on servicing the pain management and specialty physician sectors of the medical community. The pharmacies do not promote any non-pharmaceutical sales and focus exclusively on the distribution of medications from scripts generated by the Safe Med technology. The Safescript division opened one Safescript Pharmacy in Longview, Texas in April 2002, a second pharmacy in Tyler, Texas in October 2002 and a third pharmacy in Texarkana, Texas in March 2003. The Safescript pharmacy division also has two company owned pharmacies leased and built out in Shreveport and Bossier City, Louisiana and is currently awaiting the issuance of pharmacy licenses after which these units will be opened. The Safescript division has targeted 6 additional Company owned pharmacies to be opened in 2003 in addition to the anticipated opening of up to 12 market partner pharmacies during the same period.

During the course of 2002 the Company sold sub-license agreements to five market partners to open Safescript Pharmacies utilizing the Safe Med technology in California, Oregon, Washington, Alaska, Arkansas, Illinois, Iowa, Kansas, Missouri, Nebraska, Oklahoma, Colorado, Arizona, Utah, Idaho, Tennessee, West
Virginia, Kentucky, and Ohio. The total up front fees for the sale of these territories was $6,063,000 of which $1,767,979 has been paid in cash and the balance of $4,295,021 is payable in varying increments over an average of 12 months during 2003 and 2004. All notes owed to the Company by its market partners are current and performing in accordance with their corresponding agreements. In addition to the up front license fee indicated above the Company will receive an additional $20,000 to $25,000 for each Safescript Pharmacy opened in the licensed territory and 4% of gross revenues on a going forward basis. In addition to the territories listed above the Company is currently in negotiations with third parties to sell the license rights for Florida, Alabama, Georgia, and Montana. None of the market partners or any of their officers or directors are related to the Company or any of its subsidiaries, other than Curtis Borman. Mr. Borman is the chief executive officer of Mid-America Pharmacies, Inc., the market partner for Arkansas, Illinois, Iowa, Kansas, Missouri, Nebraska, and Oklahoma and is currently a nominee to the board of directors of the Company. Mid-American Pharmacies did not receive any special consideration for their territory and paid the entire up front payment of $924,000.

The Safe Med division is focusing on improving and diversifying the technology it acquired pursuant to the Separation Agreement. The primary objective is to continue improving the technology in a manner that will keep the product simple, safe, and secure while adding valuable additional features which the Company's current physicians' and their staff have identified as features that would add value to the system. In addition to servicing the Safescript division, Safe Med is also exploring additional vertical market uses for the Safe Med technology products.


                                   Competition
                                   -----------

The Company believes it is one of the first companies engaged in bringing wireless communication technology to this specialized pharmacy industry. The
Company believes that it is on the leading edge of electronic/digital prescribing and fulfillment services to specialty pharmacies and physician practices and therefore is positioned to be a substantial participant in the arena of servicing the e-prescribing and fulfillment needs of specialty physicians. The retail sale of pharmaceutical products is highly fragmented and extremely competitive and includes specialty pharmacies, full service pharmacies, discount pharmacies and in-hospital pharmacies. Many pharmaceutical outlets are owned by individuals and do not have greater market presence or financial resources than the Company. Some retail outlets are part of major retail drug store or grocery store chains and have significantly greater financial resources and market presence than the Company. Since Safescript Pharmacies deals primarily with scripts generated by the Safe Med system it does not directly compete with other pharmaceutical outlets. Safe Med competes with other e-prescribing systems indirectly by competing for the agreements with the physicians that write scripts for pharmaceutical products distributed by Safescript Pharmacies. There are two other companies operating under the same basic e-prescribing and fulfillment model as the Company. The companies were parties to the Separation Agreement and are isolated to the markets granted to each of them pursuant to the Separation Agreement, they do not compete with the Company in markets granted to the Company pursuant to the Separation Agreement.

                                 Major Suppliers
                                 ---------------

Safescript purchases the majority of its pharmaceutical products and supplies from Morris Dickson and Anda Pharmaceuticals, Inc., wholesalers of pharmaceutical products and the majority of its equipment from QS-1 Pharmacy Systems and ScriptPro Robotics. Relationships with all providers are believed to be good. In the event that any wholesaler ceases to supply pharmaceutical to Safescript for any reason, the Company believes that alternative sources of wholesale supply would be available on similar terms. Safe Med Systems utilizes various suppliers for its hardware, which is used in the physician offices and Safescript Pharmacies. There are abundant suppliers of the equipment utilized by Safe Med Systems and the Company does not foresee any shortage of accessibility to the required hardware.

                             Patents and Technology
                             ----------------------

Safe Med operates under a perpetual, paid-up license of certain technology originally created by MedEx and Pegasus. This technology is the subject of a pending patent application (the "Patent Application"). No assurance can be given that such application will be allowed in whole or in part or as to the scope of any patent that may be issued in connection with such application. In the event that MedEx or Pegasus ceases to pursue such patent application, the Company is authorized to pursue such application. In addition to the Patent Application detailed above the Company has filed for patent protection under the Patent Cooperation Treaty and is exploring the various international markets in which the technology and business systems utilized by the Company could be viable.

                              Government Approvals
                              --------------------

Each new location of a Safescript Pharmacy must be licensed by the state government, typically the state board of pharmacy, in which it is located. License requirements vary from one state to the next but have not been a significant impediment in the past and are not expected to be a significant impediment to opening new locations in the future. In addition, each Safescript Pharmacy must be licensed by the Federal Drug Enforcement Agency and, in some states; the pharmacies must obtain a separate controlled substance license in order to dispense Schedule 2 drugs in addition to the general pharmacy license.

Many of the pharmaceutical products handled by Safescript Pharmacies are controlled substances within the meaning of Schedule 2, Schedule 3, Schedule 4, and Schedule 5 class drugs. In addition to standard record keeping practices the
Schedule 2 pharmaceuticals require the Company to maintain extensive records and in many cases report to state agencies the names of persons to whom they are dispensed, the prescribing physician, and the corresponding amounts dispensed.

         Employees
         ---------

The Company employed 22 persons as of March 21, 2003, including 5 executive, 9 office & sales personnel, 5 pharmacists, and 8 additional pharmacy technicians and support personnel.

Item 2: DESCRIPTION OF PROPERTY

The following table provides information with respect to each of the Company's Safescript Pharmacy locations, all of which are leased from unrelated third persons.

         Longview, Texas                 1,331 sq. ft.         December 31, 2004
         Tyler, Texas                      850 sq. ft.         May 31, 2004
         Texarkana, Texas                1,200 sq. ft.         July 31, 2006
         Shreveport, Louisiana           1,000 sq. ft.         February 10, 2008
         Bossier City, Louisiana         2,500 sq. ft.         February 10, 2008

In addition, the Company leases approximately 3,500 sq. ft. of office space from Curtis Swanson (a related party) in Longview, Texas as its corporate offices. The Company believes the terms of the lease are at least as advantageous to the Company as could be obtained from an unrelated person. The Company believes that all of its facilities are adequate for the purpose for which they are used.


Item 3. LEGAL PROCEEDINGS

Restaurant Teams International, Inc. vs. Dominion Capital Fund, Ltd. et al, Civil Action Cause No. 99 Civ. 4138 (RJW) (JCF) United States District Court, Southern District of New York. The Company filed suit against three investment funds and their principals alleging fraud and violation of federal and state securities laws in connection with a $3 million investment in the Company's convertible debentures. The defendants counterclaimed alleging default of the debentures, breach of contract, securities fraud and common law fraud. The Company determined that further actions of impropriety had occurred and retained the firm of O'Quinn & Laminack in Houston, Texas on a contingency basis to pursue its rights and remedies under the law. As a result, the above referenced cause has been reactivated and the parties are again pursuing legal actions against each other. The Company is not able to determine the probable outcome of this case. An adverse outcome in the litigation could have a material adverse effect on the financial condition of the Company and the results of operations for the period in which it occurs.

RTIN Holdings, Inc. vs. MedEx Systems, Inc. et al, Civil Action Cause No. 2:02-CV-159 United States District Court, Eastern District of Texas (Marshall, Texas). The Company filed suit against MedEx Systems, Inc., Pegasus Pharmacy, Inc., as well as its two founders and principals Lawrence Solow and Ann Rau ("the Defendants") for breach of certain terms and provisions of the Settlement and Separation Agreement between the parties entered into on March 8, 2002. The Company is seeking damages of up to $10,000,000. The Defendants have filed a counterclaim against the company, Curtis Swanson, and Stanley Swanson. The counterclaims allege that counter-defendants committed various acts which caused damages to the counter-plaintiffs, however the Company's counsel has stated that, to date, they have seen nothing that would cause liability on behalf of the Company, Curtis Swanson, or Stanley Swanson relating to the counter-claim. The Company is not able to determine the probable outcome of this case. An adverse outcome in the litigation could have a material adverse effect on the financial condition of the Company and the results of operations for the period in which it occurs.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the fourth quarter of the last fiscal year.

                                     PART II

Item 5. MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the over-the-counter bulletin board. The following table sets forth for the quarters indicated the high and low bid prices of the Company's Common Stock as reported by the National Quotation Bureau, Inc. The prices reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

         2001                                                     High     Low
         ----                                                     ----     ---

         First Quarter........................................... $5.00    $1.50
         Second Quarter.......................................... $6.75    $0.05
         Third Quarter........................................... $5.00    $0.05
         Fourth Quarter.......................................... $18.00   $0.05



         2002                                                     High     Low
         ----                                                     ----     ---

         First Quarter........................................... $8.50    $0.72
         Second Quarter.......................................... $0.77    $0.31
         Third Quarter........................................... $0.49    $0.25
         Fourth Quarter.......................................... $2.16    $0.26

As of December 31, 2002, the Company estimates that there were approximately 2,100 beneficial owners of the Company's Common Stock, and approximately 315 holders of record. The Company has not paid a cash dividend on its common stock and intends to pay cash dividends in the future only if the Board of Directors determines that funds are available in excess of those required for growth of the Company's business.

The following table sets forth certain information relating to equity securities authorized for issuance under compensation plans:


                      Equity Compensation Plan Information

---------------------- -----------------------  ----------------------------  -------------------------
                       Number of securities to  Weighted-average exercise        Number of securities
                       be issued upon exercise   price of outstanding          remaining available for
                       of outstanding options,    options, warrants and         future issuance under
                         warrants and rights           rights                 equity compensation plans
                                                                                (excluding securities
                                                                              reflected in column (a))
---------------------- -----------------------  ----------------------------  -------------------------
                                  (a)                     (b)                           (c)
---------------------- -----------------------  ----------------------------  -------------------------
 Equity compensation
  plans approved by
   security holders               0                        0                             0
---------------------- -----------------------  ---------------------------- --------------------------
 Equity compensation
plans not approved by
  security holders             2,375,000                .2065                            0
---------------------- -----------------------  ---------------------------- --------------------------
      Total                    2,375,000                .2065                            0
---------------------- -----------------------  ---------------------------- --------------------------

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS ON PLAN OF OPERATION

                           Forward-Looking Statements
                           --------------------------

This Annual Report on Form 10-KSB includes forward-looking statements within the meaning of Section 27A of The Securities Act of 1933, as amended (the
"Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which can be identified by the use of forward-looking terminology such as "may," "believe," "expect," "intend," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. All statements other than statements of historical fact included in this Form 10-KSB, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such statements, including certain risks and uncertainties that could cause actual results to differ materially from the Company's expectations, are disclosed in this Form 10-KSB. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, but are not limited to, the newness of the Company, the need for additional capital and additional financing, unanticipated litigation, the inability to obtain patent protection on certain technology, the acceptance of wireless communication technology by the medical profession, the development of competing technologies, the Company's limited experience in the medical technology industry, the choice of site locations, development and licensing delays, need for additional personnel, increases in operating and pharmaceutical costs and availability of supplies, significant industry competition, government regulation, insurance claims and the ability of the Company to meet its stated business goals. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing statements.

The following discussion of the results of operations and financial condition should be considered in connection with the Audited Financial Statements and related Notes thereto included herein.

                                    Overview
                                    --------

RTIN Holdings, Inc. is a Texas corporation. The Company currently owns and operates two subsidiary divisions, Safe Med Systems, Inc., a Texas corporation, and Safescript Pharmacies, Inc., a Texas corporation. The Safescript division opened one Safescript Pharmacy in Longview, Texas in April 2002, a second pharmacy in Tyler, Texas in October 2002 and a third pharmacy in Texarkana, Texas in March 2003. The Safescript Pharmacies division also has two company owned pharmacies leased and built out in Shreveport and Bossier City, Louisiana and is currently awaiting the issuance of pharmacy licenses after which these units will be opened. In addition the Company's market partners have stores open in Denver, Colorado, Tucson, Arizona, and a pharmacy opening in Huntington, WV in March 2003.

The 2001 results of operations are based on the Company's prior business model in the restaurant industry which the Company exited in 2002. The Company entered a new business segment beginning December 5, 2001, which is expected to significantly affect the Company's results of operations.

                              Results of Operations
                              ---------------------

Comparison of Year Ended December 31, 2001 and December 31, 2002.

Revenues. Sales from discontinued operations for fiscal year ended December 31, 2001 were $1,502,143. On the consolidated statement of operations for 2001 the sales and expenses from discontinued operations were netted together and reflected as a loss from discontinued operations of $371,898. Sales from rental income, also discontinued in 2002, for the fiscal year ended December 31, 2001 were $247,908. Since restructuring its business model the revenues for fiscal year ended December 31, 2002 increased significantly to $7,218,028 in 2002 from $247,908 in 2001 as restated for discontinued operations. The increase in revenues from 2001 is attributed to the sale of the license rights for the Company's Safescript Pharmacy division and increased revenues from the pharmacy operations. License sales accounted for $6,063,000 of the revenue in 2002. Management anticipates license fee revenue will continue to play a major roll in the Company's expansion plans for 2003 and 2004. In addition to the up front license fees paid by the Company's market partners to purchase their respective territories and the $20,000 to $25,000 license fees paid in conjunction with each store license, the Company receives 4% of the market partners gross revenue as a license and support fee which is paid monthly based on the prior months gross sales.

Costs and Expenses. Operating costs and expenses for the fiscal year ended December 31, 2002 increased by $765,849 or 34.7% to $2,971,913 as compared to $2,206,064, as restated for discontinued operations, for the corresponding period ended December 31, 2001. The primary reason for the increase in operating costs and expenses was that the costs of discontinued operations was netted against sales and combined as a loss from discontinued operations on the consolidated statements of operations for 2001. The general and administrative expenses ("G&A") decreased in 2002 from $1,810,567 in 2001 to $1,783,883 in
2002. Depreciation and Amortization expense ("D&A") increased from $315,497 in 2001 to $576,516 in 2002. The increase in depreciation and amortization in 2002 was primarily due to the scheduled term of amortization for the Company's Safe Med Systems technology which is 3 to 5 years as compared to 15 to 20 years for the fixed assets held by the Company pursuant to its prior business model. Both D&A as well as G&A are included in the total operating costs and expenses detailed above.

Net Profit and Loss. The Company had a net profit for the fiscal year ended December 31, 2002 of $4,497,058 compared to net loss of $2,727,032 for fiscal year ended December 31, 2001. Over the course of 2001 and early 2002 the Company underwent a reorganization plan and eliminated its restaurant division. The net loss in 2001 is due primarily to discontinuation of operations of its restaurant division and the charge off and other expenses associated with the elimination of the restaurant operations while the profit in 2002 was attributed primarily to the sale of license rights to operate Safescript Pharmacies and utilize the Safe Med Systems technology to its market partners throughout the United States. The revenue from the sale of territories pursuant to the Company's Safescript Pharmacy and Safe Med Systems division is highly profitable as there is no cost of goods associated with the sale, which is the primary reason for the increased profitability in 2002 over 2001.

                         Liquidity and Capital Resources
                         -------------------------------

The Company is currently operating out of cash flow from operations of its Safescript Pharmacies, the cash it receives monthly from the collection of its notes receivable, and the ongoing license fee income from its market partner Safescript Pharmacies.

The Company may require additional capital for research and development of the Safe Med Systems technology and the construction of additional Safescript Pharmacies. The Company intends to obtain the necessary funds for these tasks through continuing collection of its current notes receivables, operating profits from the Company's Safescript Pharmacy operations, licensing the use of the Safescript Pharmacies model and Safe Med technology to additional third parties, obtaining extended payment terms from its suppliers, incurrence of additional indebtedness, and/or sale of equity interests in the Company. There is no assurance that sufficient funds will be available from such sources and the lack of sufficient funds could have an adverse impact on the realization of the Company's expansion plans.

Item 7.  FINANCIAL STATEMENTS







                               RTIN HOLDINGS, INC.

                                 LONGVIEW, TEXAS

                           DECEMBER 31, 2002 AND 2001

                               RTIN HOLDINGS, INC.

                                 LONGVIEW, TEXAS


                                TABLE OF CONTENTS




                                                                            Page
                                                                            ----

Report of Independent Certified Public Accountants                          F-1

Financial Statements --

  Consolidated Balance Sheets                                               F-3

  Consolidated Statements of Operations                                     F-4

  Consolidated Statements of Stockholders' Equity (Deficit)                 F-5

  Consolidated Statements of Cash Flows                                     F-7

Notes to Consolidated Financial Statements                                  F-10

The Board of Directors and Stockholders
RTIN Holdings, Inc.
Longview, Texas

                    Independent Certified Public Accountants
                    ----------------------------------------


We have audited the accompanying consolidated balance sheet of RTIN Holdings, Inc. (a Texas Corporation) and Subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RTIN Holdings, Inc. as of December 31, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.



Shreveport, LA
March 25, 2003

The Board of Directors and Stockholders
RTIN Holdings, Inc.
Longview, Texas

                    Independent Certified Public Accountants
                    ----------------------------------------


We have audited the accompanying consolidated balance sheet of RTIN Holdings, Inc. (a Texas Corporation) and Subsidiary as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RTIN Holdings, Inc. as of December 31, 2001, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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



Killman, Murrell & Company, P.C.
March 25, 2003


                               RTIN HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2002 AND 2001



   A S S E T S                                                2002          2001
   -----------                                             ----------    ----------

Current assets:
   Cash                                                        80,763         1,348
   Certificate of deposit (8%-matures 12-12-03)               924,000          --
   Trade accounts receivable, net of allowance
     for uncollectible accounts of $-0- 2002 and
     $2,311-2001                                              126,466          --
   Notes receivable-current portion                         1,309,021          --
   Inventories                                                187,223          --
                                                           ----------    ----------
        Total current assets                                2,627,473        14,860

Property and equipment, at cost:
   Buildings and leasehold improvements - discontinued           --            --
      operations
   Buildings and leasehold improvements                         9,843          --
   Furniture, fixtures and equipment                           75,812       224,260
   Vehicles                                                      --          29,950
                                                           ----------    ----------
                                                               85,655       254,210
   Accumulated depreciation                                   (16,086)     (173,025)
                                                           ----------    ----------
        Net property and equipment                             69,569        81,185

Other assets:
   Notes receivable, less current portion                   2,986,000          --
   Assets held for sale, net of $80,000 reserve
     for impairment                                              --            --
   Cost of medical technology software less amortization
     of $222,098-2002 and $-0- 2001                         1,130,963       358,753
   Net Assets of Discontinued Operations - Note 11          --         832,713
   Deposits                                                     1,970          --
                                                           ----------    ----------
        Total other assets                                  4,118,933     1,191,466
                                                           ----------    ----------



Total assets                                                6,815,975     1,273,999
                                                           ==========    ==========


The accompanying notes are an integral part of these consolidated financial statements.



  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)              2002           2001
  ----------------------------------------------          -----------    -----------

Current liabilities:
   Cash overdrafts                                               --             --
   Notes payable-Note 4                                       579,234        793,220
   Accounts payable                                           532,392        261,492
   Accrued expenses and other liabilities-Note 3              821,842      1,102,317
                                                          -----------    -----------
        Total current liabilities                           1,933,468      2,157,029

Deferred liabilities                                             --           48,958

Convertible debentures-Note 5                                    --        1,996,301
                                                          -----------    -----------

        Total liabilities                                   1,933,468      4,202,288

Commitments and contingencies-Notes 10 and 13                    --             --

Stockholders' equity (deficit):
   Series A preferred stock, $.10 par value, 10,000,000
     shares authorized, 1,999,920 shares issued ($1 per
     share liquidation value or $1,999,920)-Note 9          1,996,301           --
   Common Stock, $.01 par value, 25,000,000 and
     50,000,000 shares authorized; 9,818,472 and
     1,029,082 shares issued and 9,621,310 and
     831,920 outstanding                                       98,185         10,291
   Additional paid-in capital                              15,762,024     14,532,483
   Retained deficit                                       (12,106,001)   (16,603,059)
                                                          -----------    -----------
                                                            5,750,509     (2,060,285)
Less-197,162 treasury shares, at cost                        (868,002)      (868,002)
                                                          -----------    -----------
        Total stockholders' equity (deficit)                4,882,507     (2,928,287)
                                                          -----------    -----------

Total liabilities and stockholders' equity (deficit)        6,815,975      1,274,001
                                                          ===========    ===========




The accompanying notes are an integral part of theses consolidated financial statements.


                               RTIN HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                  2002          2001
                                                               ----------    ----------
Revenues:
   License fees                                                 6,063,000          --
   Pharmaceutical sales                                         1,106,800          --
   Restaurant sales-continuing location                              --            --
   Restaurant sales-discontinued locations                           --            --
   Rental income                                                   48,228       247,908
                                                               ----------    ----------
        Total revenues                                          7,218,028       247,908

Operating costs and expenses:
   Cost of sales-pharmaceuticals                                  611,514          --
   Cost of sales-continuing location-restaurants                     --            --
   Cost of sales-discontinued locations-restaurants                  --            --
   General and administrative expenses                          1,783,883     1,810,567
   Depreciation and amortization                                  576,516       216,473
   Impairment of assets                                              --          80,000
                                                               ----------    ----------
        Total operating costs and expenses                      2,971,913     2,107,040
                                                               ----------    ----------

        Income (loss) from operations                           4,246,115    (1,859,132)

Non-operating income (expense):
   Interest expense                                              (198,281)     (245,314)
   Interest income                                                  4,329          --
   Income on forgiveness of debt                                  497,597          --
   (Loss) on foreclosure of office buildings-Note 2 and 6            --        (119,483)
   Gain on sales of assets                                           --            --
                                                               ----------    ----------
        Total non-operating income (expense)                      303,645      (364,797)
                                                               ----------    ----------

Income (loss) from continuing operations before income taxes    4,549,760    (2,223,929)

Income tax benefit-Note 7                                            --          10,000
                                                               ----------    ----------

Discontinued operations                                              --        (618,926)
   Loss from operating discontinued restaurants

Gain (Loss) on disposal of restaurants                               --         105,823

Income (loss) from continuing operations                        4,549,760          --

(Loss) from discontinued operations                               (52,702)         --
                                                               ----------    ----------

Net income (loss)                                               4,497,058    (2,727,032)
                                                               ==========    ==========

Net income (loss) per common share (less preferred
   dividends $199,992) basic and dilutive                             .76         (3.74)
                                                               ==========    ==========
Weighted average common shares outstanding,
   basic and dilutive                                           5,628,167       728,475
                                                               ==========    ==========

The accompanying notes are an integral part of theses consolidated financial statements.


                               RTIN HOLDINGS, INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



                                                         Common Stock          Additional
                                                   ----------------------       Paid-In
                                                     Shares       Amount        Capital
                                                   ----------   ----------     ----------
Balance, January 1, 2001                           36,581,346      365,814   12,265,653

Shares issued to law firm for legal services          200,000        2,000        6,000

Shares issued to debenture holders for interest       500,000        5,000      417,100

Shares issued to executive offices for services     1,064,437       10,644       55,965

Sales of common stock pre split                     1,108,317       11,083       41,369

Acquisition of treasury stock from executive
   officer                                               --           --           --

Treasury stock issued for acquisition                    --           --         25,000

Shares issued for legal services                   10,000,000      100,000         --

Shares received in settlement of RSI recission       (500,000)      (5,000)       5,000

Cancellation of escrowed shares                    (5,000,000)     (50,000)      50,000

Receipt of Ness Energy stock which was
   distributed in 2000                                   --           --         50,000

Treasury shares received in connection
   with Series C stock sales                             --           --        165,000

Sale of treasury shares                                  --           --        484,146

Treasury shares issued for services                      --           --        250,000

Fair market value of common stock contributed
   by major shareholder for legal fees                   --           --         18,000

Effect of 50 to 1 reverse split                   (43,075,018)    (430,750)     430,750


The accompanying notes are an integral part of theses consolidated financial statements.

                                                                                                          Total
                                                  Series A           Retained         Treasury        Stockholder's
                                               Preferred Stock      (Deficit)          Stock             Equity
                                               ---------------   ---------------   ---------------   ---------------
Balance, January 1, 2001                                  --         (13,876,027)         (773,456)       (2,018,016)

Shares issued to law firm for legal services              --                --                --               8,000

Shares issued to debenture holders for interest           --                --                --             422,100

Shares issued to executive offices for services           --                --                --              66,609

Sales of common stock pre split                           --                --                --              52,452

Acquisition of treasury stock from executive
   officer                                                --                --              (5,000)           (5,000)

Treasury stock issued for acquisition                     --                --               5,000            30,000

Shares issued for legal services                          --                --                --             100,000

Shares received in settlement of RSI recission            --                --                --                --

Cancellation of escrowed shares                           --                --                --                --

Receipt of Ness Energy stock which was
   distributed in 2000                                    --                --                --              50,000

Treasury shares received in connection
   with Series C stock sales                              --                --            (165,000)             --

Sale of treasury shares                                   --                --              57,954           542,100

Treasury shares issued for services                       --                --              12,500           262,500

Fair market value of common stock contributed
   by major shareholder for legal fees                    --                --                --              18,000

Effect of 50 to 1 reverse split                           --                --                --                --

The accompanying notes are an integral part of theses consolidated financial statements.

                               RTIN HOLDINGS, INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



                                                Common Stock         Additional
                                           -----------------------     Paid-In
                                             Shares       Amount       Capital
                                           ----------   ----------   ----------

Sale of common stock post reverse split       150,000        1,500      268,500

Net loss                                         --           --           --
                                           ----------   ----------   ----------

Balance, December 31, 2001                  1,029,082       10,291   14,532,483

Sale of common stock                        1,854,000       18,540      447,640

Shares issued for services                  1,365,857       13,659      449,464

Series C conversion                         5,500,000       55,000       55,000

Shares issued for interest on debentures       69,533          695      277,437

Series A preferred stock issuance                --           --           --

Net income                                       --           --           --
                                           ----------   ----------   ----------

Balance-December 31, 2002                   9,818,472       98,185   15,762,024
                                           ==========   ==========   ==========



The accompanying notes are an integral part of theses consolidated financial statements.


                                                                                                        Total
                                              Series A           Retained          Treasury         Stockholder's
                                           Preferred Stock      (Deficit)            Stock              Equity
                                           ---------------   ---------------    ---------------    ---------------
Sale of common stock post reverse split               --                --                 --              270,000

Net loss                                              --          (2,727,032)              --           (2,727,032)
                                           ---------------   ---------------    ---------------    ---------------

Balance, December 31, 2001                            --         (16,603,059)          (868,002)        (2,928,287)

Sale of common stock                                  --                --                 --              466,180

Shares issued for services                            --                --                 --              463,123

Series C conversion                                   --                --                 --              110,000

Shares issued for interest on debentures              --                --                 --              278,132

Series A preferred stock issuance                1,996,301              --                 --            1,996,301

Net income                                            --           4,497,058               --            4,497,058
                                           ---------------   ---------------    ---------------    ---------------

Balance-December 31, 2002                        1,996,301       (12,106,001)          (868,002)         4,882,507
                                           ===============   ===============    ===============    ===============











The accompanying notes are an integral part of theses consolidated financial statements.


                               RTIN HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001




                                                                  2002          2001
                                                               ----------    ----------
Cash flows from operating activities:
   Net income (loss)                                            4,497,058    (2,727,032)
   Adjustments to reconcile net income (loss) to net
     cash used by operating activities:
       Depreciation and amortization                              616,516       315,497
       (Gain) on sales of assets                                     --        (105,823)
       (Gain) on write-down of notes payable                     (550,000)         --
       Benefit for deferred income taxes                             --         (10,000)
       Stock for services                                         463,303       447,109
       Notes payable issued for legal fees                         50,000       500,000
       Interest paid with stock                                   278,132          --
       Write-down and impairment of assets                           --          80,000
       Loss on foreclosure of restaurant building                    --         119,483
       Loss from note payable refinancing                         301,380          --
     Changes in operating assets and liabilities
       Decrease (increase) in inventories                        (180,718)          581
       (Increase) in accounts and notes receivable             (4,421,487)         --
       Decrease in market value of marketable securities             --          24,140
       Decrease in prepaid expenses                                  --           1,970
       (Increase) in other assets                                  (1,970)         --
       Increase in cash overdrafts                                   --          14,539
       Increase (decrease) in accounts payable                    310,797      (137,401)
       Increase in accrued expenses and other liabilities          19,339       643,294
       Increase (decrease) in deferred liabilities                (48,958)       16,320
                                                               ----------    ----------
         Net cash provided by (used) in operating activities    1,333,392      (817,323)

Cash flows from investing activities:
   Purchase of property and equipment                             (94,689)         --
   Purchase/costs of software                                    (994,309)     (508,753)
   Sale of rights to software                                        --         150,000
   Proceeds from sales of property and equipment                     --         325,000
   Purchase of certificate of deposit                            (924,000)         --
                                                               ----------    ----------
         Net cash (used) in investing activities               (2,012,998)      (33,751)

The accompanying notes are an integral part of theses consolidated financial statements.


                               RTIN HOLDINGS, INC.

                 (FORMERLY RESTAURANT TEAMS INTERNATIONAL, INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



                                                                        2002          2001
                                                                     ----------    ----------
Cash flows from financing activities:
   Proceeds from issuance of long-term debt                             373,305          --
   Principal payments on long-term debt                                 (87,291)       (7,073)
   Payments on notes due to related parties                                --         (47,500)
   Proceeds from sales of common stock                                  466,000       864,552
                                                                     ----------    ----------
         Net cash provided by financing activities                      752,014       809,979
                                                                     ----------    ----------

Net increase (decrease) in cash                                          72,408       (41,097)

Cash at beginning of year                                                 8,355        49,452
                                                                     ----------    ----------

Cash at end of year                                                      80,763         8,355
                                                                     ==========    ==========


Supplemental cash flow information
   Interest paid                                                        198,281         6,223
                                                                     ==========    ==========
   Income taxes paid                                                       --            --
                                                                     ==========    ==========

Non-cash investing and financing transactions:
   Debentures converted to preferred stock                           (1,996,301)         --
   Common stock issued for interest                                     277,437         5,000
   Additional paid-in capital created from interest                        --         417,100
   Accrued interest settled for common stock                               --        (422,100)
   Additional Paid-In Capital from Ness Energy International, Inc.
     common stock                                                          --        (637,711)
   Foreclosure on restaurant building                                      --         137,517
   Reduction in notes payable for value of foreclosed buildings            --        (137,517)
   Acquisition of McConnells                                               --         (80,000)
   Notes payable issued for McConnells                                     --          50,000
   Treasury stock issued for McConnells                                    --          30,000
   Decrease in notes payable for property taxes, transferred
     to accounts payable                                                   --         (10,588)
   Increase in accounts payable for taxes transferred from
     notes payable                                                         --          10,588
   Reduction in common stock due to reverse stock split                    --        (430,750)
   Additional paid-in capital from reverse stock split                     --         430,750

The accompanying notes are an integral part of theses consolidated financial statements.


                               RTIN HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



                                                                     2002          2001
                                                                  ----------    ----------

Reduction in common stock due to cancellation of
  escrowed shares                                                       --         (50,000)
Additional paid-in capital from cancellation of escrowed shares         --          50,000
Settlement of accrued liability by distribution of Ness stock
  received from RSI                                                     --         (50,000)
Receipt of Ness share distributions in 2000                             --          50,000
Acquisition of treasury stock as accounts payable                       --          (5,000)
Increase in accounts payable from acquisition of treasury stock         --           5,000
Decrease in common stock from cancellation of RSI shares                --          (5,000)
Additional paid-in capital from cancellation of RSI stock               --           5,000
Increase in Series A preferred stock for debentures                1,996,301          --
Reduction in accrued expenses-stock for interest                    (277,437)         --
Reduction in notes payable for settlement                           (550,000)         --
Increase in other income from settlement                             550,000          --
Reduction in accrued expenses for FDIC note settlement              (427,511)         --
Reduction in notes payable for FDIC settlement                    (1,366,421)         --
Reduction in fixed assets for FDIC settlement                      1,793,932          --
                                                                  ----------    ----------
                                                                        --            --
                                                                  ==========    ==========

The accompanying notes are an integral part of theses consolidated financial statements.

                               RTIN HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001

1.       Organization and Description of Business
         ----------------------------------------
         RTIN Holdings, Inc. ("the Company"), a Texas Corporation, was formerly known as Restaurant Teams International, Inc. Effective the early part of 2002, the Company, through its separation agreement detailed below, obtained a perpetual paid-up license to utilize, improve, resell and distribute medical technology within certain protected territories within the United States. Prior to December of 2001, the Company had owned and operated full service restaurants, principally in the Dallas, Texas metropolitan area and as of December 31, 2001, owned and operated one restaurant and owned two other restaurant facilities which it leased to other operators. The Company has discontinued the restaurant business.

         The Company formed Safe Med Systems, Inc. ("Safe Med"), charged with duplicating and enhancement of the technology system and Safescript Pharmacies, Inc., and Safescript Pharmacies #1, #2, and #3 ("Safescripts"), the retail pharmacies, which focus on the pain management sector and are the preferred pharmacies for the Safe Med prescriptions. The Safescripts are located in Longview, Tyler and Texarkana, Texas.

         The accompanying financial statements for 2002 include the accounts of the Company and its wholly-owned subsidiaries, Safe Med Systems, Inc., Safescript Pharmacies, Inc., Safescript Pharmacies, Inc. #1, #2, and #3, and the discontinued entity Restaurant Team International.

         The accompanying 2001 financial statements include the accounts of the Company and its wholly-owned subsidiary RTOSF, Inc. All significant intercompany balances and transactions have been eliminated in the consolidations for 2001 and 2002.

2.       Summary of Significant Accounting Policies
         ------------------------------------------
         Financial Instruments
         The Company's financial instruments at December 31, 2002 and 2001, other than cash and accounts payable, include accounts and notes receivable, notes payable and convertible debentures. Management believes the fair values of its financial instruments approximate their carrying values based on the present value of expected future cash flows discounted at interest rates commensurate to rates currently offered in connection with instruments of similar terms and maturities. Due to the terms of the convertible debentures discussed in Note 5, the fair value of the convertible debentures has not been determined.

         Statements of Cash Flows
         For purposes of the statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

         Notes Receivable
         The Company accepts notes in regard to the sale of license territories. These notes are primarily paid over six to twelve months with a cash down payment. The notes bear interest from 6% to 8%. The Company has one note that is for eighteen months with $200,000 due 2003 and $2,986,000 due 2004. Collateral for the notes is the licensed territory and any pharmacies opened therein.

2.       Summary of Significant Accounting Policies (Continued)
         ------------------------------------------------------
         Inventories
         Inventories at 2002 consist of pharmaceuticals and at 2001 consist of food, beverage items and paper supplies. Inventories are stated at the lower of cost (first-in, first-out method) or market in both instances.

         Property and Equipment
         Property and equipment are depreciated using straight-line methods. Buildings are depreciated over 20 years, the estimated useful lives of the assets. Furniture and equipment are depreciated over the estimated useful lives of the assets, which range from three to ten years. Leasehold improvements are amortized over the lesser of the lease term or estimated useful life of the improvements, which range from five to fifteen years.

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

         Accounting for Software Costs
         The Company amortizes all costs related to the production of its software over a 3-year life.

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

         Assets Held for Sale
         At December 31, 2000, the Company had classified as "Assets Held for Sale" a building located on leased property which was recorded at estimated fair value of $257,000, net of an impairment allowance of $68,786. During 2001, the building was foreclosed on and the Company recognized a loss of $119,483 on the foreclosure. No assets were held for sale in 2002.

         Medical Technology
         The Company has capitalized the cost of medical technology software incurred during 2002 totaling $994,308, as provided in FAS 86. These costs were incurred subsequent to obtaining the technology in the agreement of separation, as noted below. These costs were for producing product masters incurred subsequent to establishing technology feasibility. The software costs are being amortized over three years with $222,098 being charged to operations in 2002 and $-0- in 2001.

         Revenue Recognition
         As of 2002, the Company recognizes revenue from (1) the sale of license for a specific territory in the United States, (2) the royalties from pharmacies set up and operated in the territory and (3) the operation of its own pharmacies. In regard to Item 1, the Company recognizes revenue at the time of the sale based upon guidance in Financial Accounting Standards Board (FASB) 45. Also in regard to FASB 45, it recognizes the fee it receives for each pharmacy established by the licensee ($20,000/pharmacy) and the 4% royalty of gross pharmacy sales as income when earned. The Company recognizes revenue from its own pharmacies at the time of the sale of the product. Sales and related costs are recognized by the Company upon the sale of products at restaurant locations. The restaurant business was discontinued in early 2002.

2.       Summary of Significant Accounting Policies (Continued)
         ------------------------------------------------------

         Advertising Costs
         All advertising and promotional costs are expensed when incurred. The Company incurred approximately $15,667 and $88,523 in marketing and advertising expenses in 2002 and 2001, respectively.

         Comprehensive Income
         In June 1997, SFAS No. 130, "Reporting Comprehensive Income," was issued. This statement establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2002 and 2001, the Company had no items that represent other comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.

         Income Taxes
         The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting basis and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws which will be in effect when the differences are expected to reverse.

         Per Share Data
         Basic earnings (loss) per share (EPS) is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding. Diluted EPS includes potentially dilutive common shares outstanding during the period. Potentially dilutive common shares in connection with stock options and warrants totaling approximately 28,870 shares for 2001 were not included as they are anti-dilutive. In 2002, 85,000 shares of options were included as they were dilutive. The effect of discontinued operations on EPS was ($.01)
         - 2002 and ($.70) - 2001 per share. See Note 9.

         Stock-Based Compensation
         The Company measures stock-based employee compensation costs using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock-Based Compensation," and related interpretations. Accordingly, compensation cost for stock options and other stock-based employee awards is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount the employee must pay to acquire the stock. The Company granted 80,000 stock options to two executive employees during 2002 at $2.08 per share. The Company granted 5,000 stock options to two executive employees during 2001 at $11.50 per share (the quoted market price of the Company's common stock on the date of grant, as adjusted for the 50 to 1 reverse stock split on December 17, 2001).

         Liquidity
         In 2002, the Company has working capital of $694,005. The Company had experienced significant net losses in 2001 and had a working capital deficit of $3,615,546 at December 31, 2001. A significant portion of the net losses resulted from noncash charges.

         Use of Estimates
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period and disclosures of contingent assets and liabilities. Actual results could differ from those estimated.

2.       Summary of Significant Accounting Policies (Continued)
         ------------------------------------------------------
         Concentrations of Credit Risk
         The Company places its cash in what it believes to be credit-worthy financial institutions. Cash balances may exceed FDIC insured levels at times during the year. As of December 31, 2002, $824,000 of balances exceeded the FDIC insured limits.

         The Company extends credit from time to time to others, generally on a short-time basis, in regard to the sale of license territory areas. The Company currently has extended credit to one company for the license rights to territory on the west coast of the U.S. The Company's collateral is discussed in the notes receivable section above. Management has reviewed the credit worthiness of the major owner and investors of the Company and believe that the concentration of credit risk is adequately secured. The concentration of this credit risk is $3,186,000. If the creditor did not perform under this obligation and the collateral was not adequate to support the credit the Company would incur a loss of $3,186,000.

         Major Customers
         The Company's sale of license fees was to a limited number of companies. There was one major sale that represented 57.7% of total revenue from license fees.

         Accounting Pronouncements
         During 2002, the FASB issued the following statements: No. 145, Recession of FASB Statements No. 4, 44 and 64, Amendment of FASB No. 13, Technical Corrections; No. 146, Accounting for Costs Associated with Exit or Disposal Activities; No 147, Acquisitions of Certain Financial Institutions; No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. Also, the FASB issued interpretations No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others and No. 46, Consolidation of Variable Interest Entities.

         These statements are not expected to have a material impact on the Company's financial statements.

         Acquisitions
         In February 2000, the Company acquired the assets of Tanner's Original Rotisserie Grill ("Tanner's"), an eight-unit restaurant chain located in Atlanta, Georgia for a total purchase price of $535,890. Four of the Tanner locations were sold in 2000 at a gain of $100,268, and the other four were sold in February of 2001 at a gain of $105,823. Operations of the Tanner locations are shown in the accompanying statement of operations as sales and cost of sales from discontinued locations.

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

         Prior to November 8, 2001, the Company had loaned to Medex Systems, Inc. ("Medex") and Pegasus Pharmacy, Inc. ("Pegasus"), two Louisiana corporations, a total of $265,000 under the terms of certain capital notes called "Bridge Loans" which were secured by one hundred percent (100%) of the issued and outstanding capital stock of Medex and Pegasus and bore interest at eighteen percent (18%) per annum. On November 8, 2001, the Company, Medex, Pegasus and the shareholders of Medex and Pegasus ("Shareholders") entered into a letter agreement which (a) acknowledged the

2.       Summary of Significant Accounting Policies (Continued)
         ------------------------------------------------------
         Bridge Loans, (b) granted the Company an option to purchase one hundred percent (100%) of Medex and Pegasus until December 18, 2001, for the issuance by the Company of $25,000,000 worth of post reverse split common stock of the Company.

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

2.       Summary of Significant Accounting Policies (Continued)
         ------------------------------------------------------

         The effects on the Company's financial statements of the Separation Agreement has been shown as if it had occurred on December 31, 2001.

3.       Accrued Expenses and Other Liabilities
         ---------------------------------------
         Accrued expenses and other liabilities at December 31, 2002 and 2001, consist of the following:

                                                              2002        2001
                                                           ---------   ---------

         Accrued interest payable                             88,622     585,113
         Accrued expenses                                       --       138,702
         Property taxes payable                                 --        20,469
         Accrued payroll and related taxes                   733,220     278,423
         Deposits received on stock sales                       --       110,000
         Sales taxes payable                                    --         6,463
                                                           ---------   ---------
                                                             821,842   1,139,170
                                                           =========   =========

4.       Notes Payable
         -------------
         Notes Payable at December 31, 2002 and 2001, consists of the following:

                                                                  2002        2001
                                                                -------     -------
         Note payable to an investment company,
         interest at 9%, remaining unpaid principal
         and accrued interest past due as of June 27,
         2000, secured by pledge of 8,070 shares of
         treasury stock and 2,400 shares of the
         Company's common stock which is owned
         by a major shareholder                                 122,900     122,900

         Note payable to a stockholder, interest at 10%,
         due May 9,2002, Secured by assignment of
         investment in McConnells Fine Ice Cream                   --        50,000

         Note payable to a corporation, interest at 8%,
         due on demand, unsecured, See Note 10                     --       500,000

         Two notes payable to a bank, interest at 9.5%,
         monthly principal and interest payments totaling
         $14,620, remaining unpaid principal and interest
         due April 9, 2001, collateralized by certain real
         property. Loans are in default for failure to make
         scheduled payments                                        --     1,366,421

         Note payable to a bank, interest 9.5%, monthly
         principal and interest payments of $2,935,
         remaining unpaid principal and interest due
         past due, unsecured                                    110,003     110,003



4.       Notes Payable (Continued)
                                                                  2002        2001
                                                               ---------   ---------
         Note payable, interest at 11.65%, monthly principal
         and interest payments of $425, remaining unpaid
         principal and accrued interest due April 9, 2003,
         collateralized by an automobile                           6,331      10,317

         Note payable to shareholder, interest 8%, due
         December 31, 2003                                       175,000        --

         Note payable to bank, interest 8%, due on demand        100,000        --

         Note payable to corporation, interest at 0%, due
         on demand                                                40,000        --

         Note payable to individual, interest 9.75%, due
         May 11, 2003, unsecured                                  25,000        --
                                                               ---------   ---------
                Total notes payable                              579,234   2,159,641
                                                               =========   =========

5.       Convertible Debentures
         ----------------------
         On May 29, 1998, the Company entered into an agreement to issue two tranches of convertible debentures ("1998 Debentures") to accredited investors with a total face amount of $3,000,000. The 1998 Debentures bear interest at 6% and are convertible into shares of common stock of the Company based on a formula stated in the 1998 Debenture agreement.

         The 1998 Debenture holders converted $675,000 and $1,018,699 of the face amount of the 1998 Debentures into 408,388 and 9,858,932 shares of the company's common stock in 1998 and 2000, respectively.

         The  remaining   outstanding   1998  Debentures   ($1,306,301)   remain
         outstanding as of December 31, 2001. (See Note 9.)

         On February 29, 2000, the Company entered into an agreement to issue convertible debentures ("2000 Debentures") to accredited investors with a total face amount of $690,000. These 2000 Debentures bear interest at 8% and are convertible into shares of common stock of the Company. Because of the discount in the conversion feature of the 2000
         Debentures, a Beneficial Conversion Feature was calculated by the Company in the amount of $174,000, which has been charged to interest expense in 2000.

         The 2000 Debentures in the amount of 690,000 remain outstanding as of December 31, 2001. (See Note 9.) During 2002, the Company received authorization for the issuance of its preferred stock. The debentures totaling $1,996,301 was exchanged for the preferred stock, as outlined in Note 9. The Company also issued 69,533 shares of common stock to the debenture holders in payment of the $278,132 of interest due on the debentures.

         In connection with the issuance of the Convertible Debentures, the Company issued to the investor and the placement agent warrants to purchase up to an aggregate of 3,000 and 1,000 shares, respectively, of the Company's stock with an exercise price of $220.00 per share as adjusted for the reverse stock split in 2001. These warrants are exercisable at any time through May 2003.

6.       Related Party Transactions
         --------------------------
         At December 31, 2000, the Company had two notes payable to related parties as follows:

         A $25,000 note payable to a stockholder. The note is unsecured and is due on demand. The note was repaid on March 20, 2001.

         A $22,500 note payable to an employee. The note was due August 11, 2000, bears interest of 6% and is secured by certain restaurant equipment. The note was repaid on March 20, 2001.

         Refer to Notes 4 and 8 for details of other transactions with related parties.

         During August of 2001, the Company acquired 500,000 shares of the Company's common stock for $5,000 from Stan Swanson, the Company's President and major stockholder. The 500,000 shares of common stock were then issued to W/F Investments as part of the purchase price of McConnells Fine Ice Cream Franchise rights.

         On December 6, 2001, the Company entered into executive employment agreements with Stan Swanson (the Company's Chief Executive Officer) and Curtis Swanson (the Company's Chief Operating Officer). The employment agreements provide for initial terms of four years with automatic extensions of one year periods unless notice of non extension is given by either party 30 days before expiration. The agreements provide for total base salaries of $385,000 in 2002, $440,000 in 2003, $485,000 in 2004, and $550,000 in 2005 plus incentive compensation of one and one half percent (1.5%) each of the adjusted net profits of the Company, as defined, plus automobile allowances and life and health insurance coverages. In the event of termination without cause, the executives are entitled to two hundred percent (200%) of the executives base salary in effect on the date of termination plus two hundred percent (200%) of the executives incentive compensation for the fiscal year in which employment is terminated. The executives are also entitled to options to acquire a total of 2,500 shares each of RTIN's post split common stock at $11.50 per share. The options are exercisable as follows: 800 shares each on December 5, 2002, 800 shares each on December 5, 2003 and 900 shares each on December 5, 2004 if still employed by the Company's exercise dates. The executives have agreed to forgo any incentive pay for 2002.

7.       Income Taxes
         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax assets at December 31, 2002 and 2001, are set forth below. The Company had no material deferred tax liabilities at December 31, 2002 and 2001. The Company's valuation allowance decreased by $1,529,000 and increased by $920,590 in the years ended December 31, 2002 and 2001, respectively.

                                                          2002          2001
                                                       ----------    ----------
         Deferred tax assets:
           Cash to accrual adjustment                   1,305,000       456,000
           Debenture beneficial conversion feature           --         144,000
           Reserve for litigation settlement               40,000        40,000
           Deferred rent                                     --          17,000
           Property and equipment depreciation               --          35,000
           Allowance on assets held for sale                 --          27,000
           Net operating loss                           2,550,000     4,705,000
                                                       ----------    ----------
                Total deferred tax assets               3,895,000     5,424,000
         Valuation allowance for deferred tax assets   (3,895,000)   (5,424,000)
                                                       ----------    ----------
         Net deferred tax assets                             --            --
                                                       ==========    ==========

         The Company has a net operating loss of approximately $7,500,000 at December 31, 2002, which may be applied to reduce future taxable income through the year 2019.

         The income tax benefit consists of the following:

                                           2002          2001
                                        ----------    ----------

         Federal income tax:
            Current (expense) benefit   (1,529,000)       10,000
            Deferred benefit             1,529,000          --
                                        ----------    ----------
                                              --          10,000
                                        ==========    ==========

         The reconciliation between the expected tax at the federal U.S. corporate tax rate and the Company's consolidated actual tax is as follows:

                                                                 Year Ended December 31,
                                                                   2002           2001
                                                                ----------     ----------

         Income (loss) before income tax                         4,497,058     (2,737,032)
         U.S. corporate tax rate                                        34%            34%
                                                                ----------     ----------
         Expected (expense) benefit                              1,529,000       (930,590)

         Effect of valuation allowance on deferred tax assets   (1,529,000)       920,590
                                                                ----------     ----------

         Actual (benefit)                                             --          (10,000)
                                                                ==========     ==========

8.       Operating Leases
         The Company leases the its corporate offices in Longview, Texas from a related party. Total rent paid on that lease in 2002 was $6,423. The Company also leases three locations for its Safescript Pharmacies. Total rent paid on those leases in 2002 was $26,800.

         Future minimum lease commitments at December 31, 2002 are as follows:

                                                   Outside    Related
                                                   Parties     Party      Total
                                                  --------   --------   --------
         December 31, 2003                          32,200      6,423     38,623
         December 31, 2004                          17,100      6,423     23,523
         December 31, 2005                          12,000       --       12,000
         December 31, 2006                          12,000       --       12,000
         December 31, 2007                           4,000       --        4,000
                                                  --------   --------   --------
                                                    77,300     12,846     90,146
                                                  ========   ========   ========

         The leases the Company previously had for its restaurant business were terminated and the Company was released from further obligation on those during 2002.

         The Company entered into a technology lease for managed web-site infrastructure during 2002. That lease is for two years. Total expense charged to operations in 2002 was $75,303. Lease payments under the remaining terms are $100,004-2003 and $41,835-2004.

9.       Stockholders' Equity
         --------------------

         Common Stock
         In connection with the lawsuit filed against the former debenture holders, the law firms retained IT/IS, Inc. to provide litigation support to the law firms. In that regard, the Company issued 10,000,000 shares of its common stock to IT/IS, Inc. valued at $100,000 and issued a demand note payable to IT/IS, Inc. for $500,000.

         The agreement with IT/IS, Inc. contemplates that the $500,000 note is to be paid out of the first $500,000 of recovered amounts received by the Company, however the note signed by the Company contains no such contingency language and therefore has been charged to legal expense in 2001.

         The Company agreed to register the 10,000,000 shares of common stock so that they could be sold in the open market to cover the out of pocket expenses of IT/IS, Inc. The Company has an obligation to register the 200,000 shares of (post split) stock issued in connection with the retention of the law firm and IT/IS, Inc.

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

         Preferred Stock
         On May 27, 1999, the Company filed with the Secretary of State of Texas, an amendment to the Articles of Incorporation of the Company authorizing the Company to issue preferred stock with rights and preferences as determined by the Board of Directors of the Company.

         Based on this filing, the Company began issuing preferred stock. However, as of December 31, 2001, the Company had not received from the Secretary of State, a certificate authorizing the preferred stock. During 2002, the Company received authorization from the Secretary of State of Texas for the preferred stock.

         In February of 2001, the Company and the debentures holders agreed to convert the debentures and accrued interest into 69,533 shares of Common Stock of the Company and 1,999,920 shares of the Company's Convertible Exchangeable Series A Preferred Stock ("Series A Stock"). The debentures were converted during 2002 after receiving authorization from the Secretary of State, as noted above. The Series A Stock has a par value of $.10 per share, bears interest at 10% per annum on the face

         ----------------------------------
         value of $1,999,920, provides for a preferred liquidation preference of $1.00 per share plus any unpaid accumulated dividends in the event of dissolution, liquidation, or winding up of the Company and has no voting rights. The holders of the Series A Stock may at their option convert the Series A Stock to common stock of the Company at any time as follows: (a) at one dollar ($1) per share for each share of common stock during the first twelve months or, (b) after the first twelve
         (12) months, based on 80% of the market value of the common stock at the time of conversion. The Company has the right to redeem the Series A Stock upon cash payment of the greater of the market price of the Company's common stock prior to redemption or 110% of the face value plus accrued but unpaid dividends. Dividends in arrears on cumulative preferred stock at December 31, 2002 were $199,920 and have been deducted in arriving at EPS of common stock.

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

         During 2002, the Company rescinded the Series B Stock issuance.

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

         Treasury Stock
         As noted above, the Company received 16,500,000 shares of its Common Stock as part of the offering for the Series C Preferred Stock. On December 17, 2001, the 16,500,000 shares became 330,000 of post reverse split Common Stock. During December of 2001, the Company sold 115,908 of the post split shares for cash in the amount of $542,100 and reissued 25,000 of the post split shares valued at $262,500 for a consulting agreement.


9.       Stockholders' Equity   (Continued)
         ----------------------------------

         The remaining 189,092 shares remained as treasury stock at December 31, 2002 and 2001.

         Stock Options
         The Company has authorized the granting of options covering a total of 24,000 shares of the Company's common stock to key employees, officers, directors and certain consultants of the Company. Options are granted with three to five-year terms and become fully exercisable within three years of being granted.

         A summary of the Company's outstanding stock option transactions is as follows:

                                                              2002                  2001
                                                    ---------------------   ---------------------
                                                                 Weighted                Weighted
                                                                 Average                 Average
                                                                 Exercise                Exercise
                                                      Shares      Price      Shares       Price
                                                    ---------   ---------   ---------   ---------
         Outstanding-beginning of year                 20,780      119.78     793,500        2.72
         Granted                                       80,000        2.08     250,000         .23
         Forfeited                                     15,780      119.78        --          --
                                                    ---------   ---------   ---------   ---------

         Outstanding at December 16, 2001                 N/A        --     1,043,500        2.40

         Effect of 50 to 1 reverse stock split
           on December 17, 2001                           N/A       --            /50         x50
                                                    ---------   ---------   ---------   ---------

         Outstanding-end of year after giving
            effect to 50 to 1 reverse stock split
            in 2001                                    85,000        2.27      20,780      119.78
                                                    =========   =========   =========   =========

         Options exercisable-end of year               85,000        2.12      20,780      119.78
                                                    =========   =========   =========   =========

         Weighted average fair value of options
           granted during the year                       2.08         N/A         .23         N/A


         The weighted average remaining contractual life of those options is 3 and 1.67 years in 2002 and 2001, respectively. The exercise prices of outstanding options range from $2.08 to $5.00 as of December 31, 2002.

         The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the Company stock options granted during the year ended December 31, 2002, since the option price was equal to the market price on the date of grant. Had compensation cost been determined based on the fair value at the date of grant for awards issued in 2002 and 2001, pursuant to the employee compensations provisions of SFAS 123, the Company's net income
         (loss) and income (loss) per share would have been adjusted to the pro forma amounts indicated: 2002 2001 ---- ----

          Net income (loss)-as reported                   4,497,058  (2,727,032)
          Net income (loss)-pro forma                     4,320,258  (2,736,557)
          Net income (loss) per common share-as reported        .76       (3.74)
          Net income (loss)-pro forma                           .73       (3.76)

         --------------------------------

         The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighed average assumptions used for grants: dividend yield of zero percent (0%); expected volatility of eight hundred and seven percent (807%); risk free interest rates of four and one half percent (4.5%) and expected lives of three, four and five years.

         Warrants
         The Company has 8,000 outstanding warrants to acquire shares of the Company's common stock ranging in price from $50.00 to $220.00 per share as follows, as adjusted for the reverse stock split in 2001.

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

         All the above warrants were canceled in 2002.

         In connection with the settlement of legal fees through the issuance of common stock the Company issued warrants to acquire 1,000 shares of the Company's common stock at an exercise price of $50.00 per share. These warrants are exercisable at any time through March 5, 2005.

10.      Commitments and Contingencies
         -----------------------------

         Settlement with Debentures Holders
         In 1998, the Company filed a lawsuit against three investment funds and their principals ("the Debenture Holders"), alleging fraud and violations of federal and state securities laws in connection with their $3 million investment in the Company's convertible debentures. (See Note 5.) Certain defendants to the Company's lawsuit had counterclaimed seeking damages in excess of $3 million.

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

         On October 24 ,2001, the Company executed a guaranty agreement in favor of McKesson HBOC, Inc. ("Agreement") guaranteeing payment for pharmaceutical drugs purchased by Pegasus. The agreement requires a ninety (90) day notice for cancellation. In connection

         -----------------------------------------

         with the Settlement Agreement between Medex, Pegasus, and IT/IS, Inc., the Company was to obtain a release from McKesson and the Company has notified McKesson that it is terminating the Agreement. In connection with the Agreement, the Company is contingently liable in the event Pegasus does not pay for pharmaceutical drugs purchased by Pegasus through June 11, 2002. This guarantee has expired as of December 31, 2002 with the Company not making any payments under the agreement.

         Loan Default Litigation
         As of December 31, 1999, the Company was in default on a promissory note agreement that matured August 26, 1999. In February 2000, the holder of the promissory note filed a lawsuit seeking damages of unpaid principal and accrued interest totaling approximately $444,000, plus attorney's fees. A court awarded the holder of the note a judgment in the amount of $522,900. The judgment was acquired by W/F Investment Corp. ("W/F"). As part of the settlement W/F converted $400,000 of the judgment into 10,680,908 shares of the Company's common stock. The remaining $122,900 is carried as a note payable.

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

         Consulting/Employment Agreements
         In  April  2002,  the  Company  entered  into an  executive  employment agreement with an individual as its Chief Information Technology Officer. The employment agreement provides for an initial term of four years with an automatic extension of one year unless notice of non-extension is given by either party 30 days before expiration. The agreement provides for total base salaries of $195,000 in 2002, $215,000 in 2003, $235,000 in 2004, and $275,000 in 2005 plus incentive compensation  of up to .25%-2002,  45%-2003,  50%-2004 and 2005 of base salary based upon certain criteria, as defined, plus automobile allowances and life and health insurance coverages. In the event of termination without cause, the executive is entitled to two hundred percent (200%) of the executive's base salary in effect on the date of termination plus two hundred percent (200%) of the executive's incentive compensation for the fiscal year in which employment is terminated. The executive is also entitled to options to acquire a total of 250,000 shares each of RTIN's post split common stock at $.10 per share. The options are exercisable as follows: 62,500 shares on January 2003, 87,500 shares on January 2004, and 100,000 shares on January 2005, if still employed by the Company's exercise dates. There was no incentive compensation for 2002.

         The Company has entered various consulting agreements whereby the Company pays the consultant in common stock of the Company. The agreements are for one year terms and end in October 2003. Total shares issued under these agreements are 640,000 shares of common stock. In regard to these agreements and other agreements having expired in 2002, the Company issued 1,365,857 shares of common stock valued at $463,123 for services.

11.      Subsequent Events
         -----------------

         In February 2003, the Company accepted rights to subscribe to 975,363 shares of stock in Safescript Pharmacies of Ohio, Inc. (not a related party) at $.35 per share or $341,377 in return for a reduction in their note receivable. The remaining $508,623 of the note receivable will be paid in cash.

         The Company entered into two lease agreements in February 2003 to open pharmacies in Shreveport and Bossier City, Louisiana.

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

         The  2001   statement  of  operations  has  been  restated  to  reflect restaurant operations as discontinued. Total revenues were reduced $2,015,246 and costs were reduced $1,874,041, and a loss of ($513,103)
         was reported as discontinued operations. This was also reflected on the Balance Sheet as NET ASSETS OF DISCONTINUED OPERATIONS which were disposed of in 2002.


12.      Segment Reporting
         -----------------

         As of December 31, 2002, the Company only operated in one industry segment, pharmaceutical sales and sales of license territories for pharmacies.

         As of December 31, 2001, the Company operated in only one industry segment, that being the restaurant business.

13.      Going Concern
         -------------

         The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

         As shown in the accompanying financial statements, as of December 31, 2001, the Company had experienced significant operating losses. The continuance of such losses creates an uncertainly as to the Company's ability to continue as a going concern. Management of the Company has taken steps to reduce operating expenses and increase revenue. The ability of the Company to continue as a going concern is dependent upon the success of these actions and the ability of the Company to find additional capital until such time as operations turn positive. The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amounts of liabilities that might be necessary should the Company be unable to continue as a going concern.

14.      General and Administrative Expense
         ----------------------------------

         The major component of general and administrative expense for 2002 is salaries and related payroll taxes totaling $1,124,253.

15.      Fourth Quarter
         --------------

         The affect of year-end adjustments on the fourth quarter results increased income by $47,743.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On August 13, 2002, the Company dismissed Killman Murrell & Company P.C. and retained Heard, McElroy & Vestal, LLP as the Company's independent outside accountants. The report from Killman Murrell & Company P.C. for the year ended December 31, 2001 was qualified by concerns relating to whether the Company could remain in operation because of substantial losses during that year. The report of Heard, McElroy & Vestal, LLP for the year ended December 31, 2002 does not contain a similar qualification. The Company did not have any disputes with its former or current independent accountants and the change in independent accountants was approved by the Board of Directors of the Company.

The Company's former auditors, Killman, Murrell, & Company, P.C. expressed to the Company that the 10-QSB reports for the first, second, and third quarters of 2001 needed to be amended. After a thorough review of the Company's financial records, management has determined that the Company did not understate revenue in the first quarter of 2001 but did understate revenue by $93,001 in the second quarter of 2001 and $96,549 in the third quarter of 2001 as a result of the omission of certain credit card sales relating to the Company's restaurant operations during the second and third quarters of 2001 and the inclusion of such receipts in the fourth quarter of 2001. The Company has amended its second and third quarter 2001 reports to reflect the restatements.


                                    PART III

PURSUANT TO GENERAL INSTRUCTION E, ITEMS 9 THROUGH 12 ARE INCORPORATED BY REFERENCE TO THE COMPANY'S PROXY STATEMENT FILED WITH THE COMMISSION ON MARCH 13, 2003 RELATING TO THE 2003 ANNUAL MEETING OF SHAREHOLDERS.

                                 Cross Reference

Form 10-KSB Item Number and Caption                   Proxy Materials Caption

Item  9.  Directors,   Executive                Election of Directors; Executive
Officers,  Promoters and Control                Officers;    Transactions   with
Person;  Compliance With Section                Management and Certain  Business
16(a) of the Exchange Act.                      Relationships; and Section 16(a)
                                                Beneficial  Ownership  Reporting
Item 10. Executive Compensation.                Compliance

Item 11.  Security  Ownership of                Executive Compensation
Certain  Beneficial  Owners  and
Management      and      Related                Voting  Securities and Ownership
Stockholder Matters.                            Thereof  by  Certain  Beneficial
                                                Owners and Management
Item 12.  Certain  Relationships
and Related Transactions                        Transactions with Management and
                                                Certain Business Relationships




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

3.1 First Amended and Restated Articles of Incorporation (incorporated by reference to the Form 10-KSB filed with the Securities and Exchange Commission on May 7, 2002).

3.2 Certificate of Correction to the First Amended and Restated Articles of Incorporation (incorporated by reference to the Form 10-KSB filed with the Securities and Exchange Commission on May 7, 2002).

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

4.2 Warrant Agreement (incorporated by reference to the Form 10-KSB filed with the Securities and Exchange Commission on February 28, 1997.)

10.3     Ground Lease Agreement dated as of April 11, 1997 by and between Robert
         M. Farrell Development, Ltd. and RTIN Holdings, Inc. (incorporated by reference to Amendment 1 Form 10-SB filed with the Securities and Exchange Commission on June 25, 1998.)

10.4 Sublease dated as of November 2, 1998 between Restaurant Teams International, Inc. and Zeke's Grill, Inc. (incorporated by reference to the Amendment 1 Form 10-SB filed with the Securities and Exchange Commission on June 25, 1998.)

10.5 Lease dated February 1, 2002 by and between RTIN Holdings, Inc. and Curtis A. Swanson (incorporated by reference to the Form 10-KSB filed with the Securities and Exchange Commission on May 7, 2002).

10.6 Lease dated January 1, 2002 by and between RTIN Holdings, Inc. and Home Health, Inc. (incorporated by reference to the Form 10-KSB filed with the Securities and Exchange Commission on May 7, 2002).

10.7 Lease dated April 12, 2002 by and between Safescript Pharmacies, Inc. and Pollard Heines Buildings, LLC. (incorporated by reference to the Form 10-KSB filed with the Securities and Exchange Commission on May 7,
         2002).

10.8     1997  Incentive  Stock  Option Plan  (incorporated  by reference to the
         Amendment  1  Form  10-SB  filed  with  the   Securities  and  Exchange
         Commission on June 25, 1998.)

10.9 Employment contract between RTIN Holdings, Inc. and Stanley L. Swanson (incorporated by reference to the Form 10-KSB filed with the Securities and Exchange Commission on May 7, 2002).

10.10 Employment contract between RTIN Holdings, Inc. and Curtis A. Swanson (incorporated by reference to the Form 10-KSB filed with the Securities and Exchange Commission on May 7, 2002).

10.11*   Employment contract between RTIN Holdings, Inc. and David Lee

10.12* Lease dated February 11, 2003 by and between Safescript Pharmacies, Inc. and Buddy Smith.

10.13* Lease dated February 11, 2003 by and between Safescript Pharmacies, Inc. and Buddy Smith

10.14* Lease dated May 1, 2002 by and between Safescript Pharmacies, Inc. and Alexander Jewelers, Inc.

         *        Filed with this report.

The Company filed the following reports on Form 8-K during the three months ended December 31, 2001.

None



Item 14.  Controls and Procedures.

The Chief Executive Officer and the Chief Financial Officer have reviewed the disclosure controls and procedures relating to the Company within the 90 days preceding this report and concluded that such controls and procedures are effective to make known to the Company all material information about the financial and operational activities of the Company. There were no deficiencies identified in such controls or procedures and there have been no changes in such controls and procedures since our evaluation that could significantly affect their effectiveness.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 21st day of March 2003.

                                           RTIN Holdings, Inc.

                                           By: /s/ Stanley L. Swanson
                                              ----------------------------------
                                              Stanley L. Swanson
                                              Chairman of the Board of Directors
                                              and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                            Title                         Date


/s/ Stanley L. Swanson    Director and Chief Executive Officer    March 21, 2003
----------------------
Stanley L. Swanson

/s/ Curtis A. Swanson     Director, President, Chief Operations   March 21, 2003
----------------------    Officer, Chief Financial Officer,
Curtis A. Swanson         and Chief Accounting Officer



                                 CERTIFICATIONS


I, Stanley L. Swanson, the Principal Executive Officer of RTIN Holdings, Inc., certify that:


         1. I have reviewed this annual report on Form 10-KSB of RTIN Holdings, Inc.;


         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


         c)  presented  in  this  annual  report  our   conclusions   about  the
         effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    March 21, 2003

 /s/ Stanley L. Swanson
-----------------------
Stanley L. Swanson
Chief Executive Officer


         I, Curtis A. Swanson, the Principal Financial Officer of RTIN Holdings, Inc., certify that:


         1. I have reviewed this annual report on Form 10-KSB of RTIN Holdings, Inc.;


         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


         c)  presented  in  this  annual  report  our   conclusions   about  the
         effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    March 21, 2003

 /s/  Curtis A. Swanson
-----------------------
Curtis A. Swanson
Chief Financial Officer

                                  EXHIBIT INDEX


 Exhibit No.                               Description

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

3.1 First Amended and Restated Articles of Incorporation (incorporated by reference to the Form 10-KSB filed with the Securities and Exchange Commission on May 7, 2002).

3.2 Certificate of Correction to the First Amended and Restated Articles of Incorporation (incorporated by reference to the Form 10-KSB filed with the Securities and Exchange Commission on May 7, 2002).

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

4.2 Warrant Agreement (incorporated by reference to the Form 10-KSB filed with the Securities and Exchange Commission on February 28, 1997.)

10.3     Ground Lease Agreement dated as of April 11, 1997 by and between Robert
         M. Farrell Development, Ltd. and RTIN Holdings, Inc. (incorporated by reference to Amendment 1 Form 10-SB filed with the Securities and Exchange Commission on June 25, 1998.)

10.4 Sublease dated as of November 2, 1998 between Restaurant Teams International, Inc. and Zeke's Grill, Inc. (incorporated by reference to the Amendment 1 Form 10-SB filed with the Securities and Exchange Commission on June 25, 1998.)

10.5 Lease dated February 1, 2002 by and between RTIN Holdings, Inc. and Curtis A. Swanson (incorporated by reference to the Form 10-KSB filed with the Securities and Exchange Commission on May 7, 2002).

10.6 Lease dated January 1, 2002 by and between RTIN Holdings, Inc. and Home Health, Inc. (incorporated by reference to the Form 10-KSB filed with the Securities and Exchange Commission on May 7, 2002).

10.7 Lease dated April 12, 2002 by and between Safescript Pharmacies, Inc. and Pollard Heines Buildings, LLC. (incorporated by reference to the Form 10-KSB filed with the Securities and Exchange Commission on May 7,
         2002).

10.8     1997  Incentive  Stock  Option Plan  (incorporated  by reference to the
         Amendment  1  Form  10-SB  filed  with  the   Securities  and  Exchange
         Commission on June 25, 1998.)

10.9 Employment contract between RTIN Holdings, Inc. and Stanley L. Swanson (incorporated by reference to the Form 10-KSB filed with the Securities and Exchange Commission on May 7, 2002).

10.10 Employment contract between RTIN Holdings, Inc. and Curtis A. Swanson (incorporated by reference to the Form 10-KSB filed with the Securities and Exchange Commission on May 7, 2002).

10.11*   Employment contract between RTIN Holdings, Inc. and David Lee

10.12* Lease dated February 11, 2003 by and between Safescript Pharmacies, Inc. and Buddy Smith.

10.13* Lease dated February 11, 2003 by and between Safescript Pharmacies, Inc. and Buddy Smith

10.14* Lease dated May 1, 2002 by and between Safescript Pharmacies, Inc. and Alexander Jewelers, Inc.