Form 10KSB/A
period 2002-12-31
RTIN HOLDINGS INC
filed 2003-03-27
CIK 921066

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

                                 LONGVIEW, TEXAS


                                TABLE OF CONTENTS




                                                                            Page
                                                                            ----

Report of Independent Certified Public Accountants                          F-1

Financial Statements --

  Consolidated Balance Sheets                                               F-2

  Consolidated Statements of Operations                                     F-3

  Consolidated Statements of Stockholders' Equity (Deficit)                 F-4

  Consolidated Statements of Cash Flows                                     F-6

Notes to Consolidated Financial Statements                                  F-9

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