Form 10QSB/A
period 2002-03-31
RTIN HOLDINGS INC
filed 2003-05-19
CIK 921066

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



                               RIN HOLDINGS, INC.
                             STATEMENTS OF CASH FLOW

                      Consolidated Statement of Cash Flows


                                                                      March 31, 2002   March 31, 2001
                                                                      --------------   --------------
Cash Flows From Operating Activities
      Net Loss                                                           ($120,463)      ($602,631)
      Adjustments to Reconcile Net Loss to Net Cash Used by
         Operating Activities
           Depreciation & Amortization                                   $  78,000       $  72,000
           (Gain) Sale of Asset                                          $       0       $       0
           Stock for Services                                            $ 179,316       $       0
      Changes in Operating Assets and Liabilities
           Decrease (Increase) in Inventories                            ($    603)      ($    519)
           Increase (decrease) in Accounts Receivable                    $       0       ($  1,970)
           Decrease in Marketable Securities                             $       0       $  24,140
           Decrease in Cash Overdrafts                                   ($ 14,539)      $       0
           Increase (Decrease) in Accounts Payable                       $  29,601       $ 263,385
           (Increase) Decrease in Note Receivable                         (462,113)              0
           Increase (Decrease) in Accrued Expenses & Other Liabilities   $ 132,752       ($369,807)

                   Net Cash Used in Operating Activities                 ($ 57,586)      ($ 12,771)

Cash Flows From Investing Activities
           Purchase of Property & Equipment                              ($ 14,363)      $       0
           Purchase of Rights to Software                                ($447,050)      $       0
           Proceeds from Sale of Property & Equipment                    $  25,000       $ 325,000

                   Net Cash Used in Investing Activities                 ($436,413)      $ 325,000

Cash Flows From Financing Activities

           Proceeds from issuance of Notes Due Related Parties           $ 175,000       $       0
           Proceeds from Common Stock                                    $ 466,000       $ 337,333

                   Net Cash Provided by Financing Activities             $ 641,000       $ 337,333

NET INCREASE (DECREASE) IN CASH                                          $  26,538       $  46,931

CASH  BEGINNING OF YEAR                                                  $   8,355       $   2,521

CASH AT END OF PERIOD                                                    $  34,893       $  49,452

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