Form 10QSB/A
period 2002-06-30
RTIN HOLDINGS INC
filed 2003-05-19
CIK 921066

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 Form 10-QSB/A-2

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


                               RTIN HOLDINGS, INC.
                             STATEMENTS OF CASH FLOW
                         For The Six Month Periods Ended
                         June 30, 2001 and June 30, 2002
                      Consolidated Statement of Cash Flows

                                                                        June 30, 2002     June 30, 2001
                                                                        -------------     -------------
Cash Flows From Operating Activities
      Net Profit (Loss)                                                  $ 2,915,226       ($  523,031)
      Adjustments to Reconcile Net Loss to Net Cash Used by
         Operating Activities
           Depreciation & Amortization                                   $   139,050       $    45,000
           Stock for Services                                            $   229,316       $         0
      Changes in Operating Assets and Liabilities
           Decrease (Increase) in Inventories                            ($   27,659)      ($    1,133)
           Increase (decrease) in Accounts Receivable                    $     3,505       $         0
           Decrease in Marketable Securities                             $         0       $    24,140
           Decrease in Cash Overdrafts                                   ($   14,539)      $         0
           Increase (Decrease) in Accounts Payable                       $   220,499       ($  104,080)
           (Decrease) in notes due related parties                       $         0       ($   47,500)
           Increase in Deposits                                          $     6,970       $         0
          (Increase) Decrease in Note Receivable                         ($3,658,980)      $         0
           Increase in Research & Development                            $   157,237       $         0
           Increase (Decrease) in Accrued Expenses & Other Liabilities   ($  504,459)      ($  194,307)
                   Net Cash Used in Operating Activities                 $   209,920       ($  277,880)

Cash Flows From Investing Activities
           Purchase of Property & Equipment                              ($   66,878)      $         0
           Purchase of Rights to Software                                ($  462,050)      $         0
           Proceeds from Sale of Property & Equipment                    $    25,000       $         0
           Change in assets of discontinued operations                   $         0       $    84,607

                   Net Cash Used in Investing Activities                 ($  503,928)      $    84,607

Cash Flows From Financing Activities

           Change in Convertible Debentures                              ($1,999,301)      ($1,996,301)
           Change in Common Stock                                        $ 1,109,047       $   516,183
           Change in Series A Preferred Stock                            $ 1,999,920       $ 1,999,920
           Change in Series B Preferred Stock                            $         0       $   143,803
           Proceeds from issuance of Notes Due Related Parties           $   187,000       $         0
                   Net Cash Provided by Financing Activities             $ 1,299,666       $   663,605

NET INCREASE (DECREASE) IN CASH                                          $    51,984       ($   52,699)

CASH  BEGINNING OF YEAR                                                  $     8,355       $    59,133

CASH AT END OF PERIOD                                                    $    60,339       $     6,434

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