Form 10QSB/A
period 2002-09-30
RTIN HOLDINGS INC
filed 2003-05-19
CIK 921066

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
                                     ============   ============   ============   ============    ============    ============


                               RTIN HOLDINGS, INC.
                             STATEMENTS OF CASH FLOW
                        For The Nine Month Periods Ended
                    September 30, 2001 and September 30, 2002
                                   (unaudited)


                                                                  September 30, 2002    September 30, 2001
                                                                  ------------------    ------------------

Cash Flows From Operating Activities
      Net Profit (Loss)                                                  $ 3,100,010          ($  623,313)
      Adjustments to Reconcile Net Loss to Net Cash Used by
         Operating Activities
           Depreciation & Amortization                                       224,100               67,500
           Stock for Services                                                229,316                    0
      Changes in Operating Assets and Liabilities
           Decrease (Increase) in Inventories                                (35,901)                 646
           Increase (decrease) in Accounts Receivable                         84,224                    0
           Decrease in Marketable Securities                                       0               24,140
           Increase (Decrease) in Accounts Payable                           326,689             (169,223)
           (Decrease) in notes due related parties                                 0              (47,500)
           Increase in Deposits                                               12,970                    0
           (Increase) Decrease in Note Receivable                         (3,558,000)                   0
           Increase in Research & Development                                323,904                    0
           Increase (Decrease) in Accrued Expenses & Other Liabilities      (527,220)            (194,307)
                   Net Cash Used in Operating Activities                  (2,919,918)         ($  979,057)

Cash Flows From Investing Activities
           Purchase of Property & Equipment                              ($   84,630)         $         0
           Purchase of Rights to Software                                   (462,050)                   0
           Payment in connection with current acquisitions                         0               55,000
           Proceeds from Sale of Property & Equipment                         25,000                    0
           Change in assets of discontinued operations                             0               84,607

                   Net Cash Used in Investing Activities                 ($  521,680)         $   139,607

Cash Flows From Financing Activities
            Change in Long term Debt                                        (512,000)              50,000

           Decrease in Cash Overdrafts                                       (28,182)                   0
            Change in Contributed Capital                                   (463,737)             493,250
           Change in Convertible Debentures                              ($1,999,301)         ($1,996,301)
           Change in Common Stock                                          1,109,047              131,833
           Change in Series A Preferred Stock                              1,999,920            1,999,920
           Change in Series B Preferred Stock                                      0              143,803
           Proceeds from issuance of Notes                                   233,500                    0
                   Net Cash Provided by Financing Activities             $   339,247          $   822,505

NET INCREASE (DECREASE) IN CASH                                          ($    2,341)         ($   16,945)

CASH  BEGINNING OF YEAR                                                  $     8,355          $    59,133

CASH AT END OF PERIOD                                                    $     6,014          $    42,188

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