Form 10QSB
period 2003-03-31
RTIN HOLDINGS INC
filed 2003-05-21
CIK 921066

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31,2003
                                                 -------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from                  to
                                          ----------------    ------------------

                        Commission file number 001-13559


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

Number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2003 was 10,433,063 shares of common stock, par value $.01.

Transitional Small Business Disclosure Format (check one) [  ]  Yes  [X]  No

                                                 RTIN HOLDINGS, INC.


                                                                        Page No.
                                                                        --------

PART I      FINANCIAL INFORMATION........................................

Item 1.     Financial Statements.........................................    3
            --------------------

            Table of Contents to Financial Information...................    4

            Condensed Balance Sheets as of December 31, 2002 and
            March 31, 2003...............................................   F-1

            Condensed Statements of Continuing Operations for
             Three Month Periods Ended March 31, 2002 and March 31, 2003.   F-3

            Condensed Statements of Continuing Operations for
             Three Month Periods Ended March 31, 2002 and March 31, 2003    F-4

            Consolidated Statement of Stockholders Equity as of
             March 31, 2003..............................................    F-5

            Condensed Statements of Cash Flows for the Three Month
            Periods Ended March 31, 2002 and March 31, 2003..............    F-6

            Notes to Interim Condensed Financial Statements .............    F-7

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations................    19
            ---------------------------------------------


PART II     OTHER INFORMATION............................................    20

Item 2.     Changes in Securities........................................    20
            ---------------------

Item 4.     Submission of Matters to a Vote of Security Holders..........    20
            ---------------------------------------------------

Item 6.     Exhibits and Reports on Form 8-K.............................    21
            --------------------------------

Signatures  .............................................................    23

Item  1.  FINANCIAL STATEMENTS
















                               RTIN Holdings, Inc.
                         Un-Audited Financial Statements
                              As of March 31, 2003

                               RTIN Holdings, Inc.

                         Un-Audited Financial Statements


                              As of March 31, 2003


                                    Contents
Financial Statements

Balance Sheet................................................................F-1
Statements of Operations.....................................................F-3
Statements of Cash Flow......................................................F-5
Notes........................................................................F-6


                               RTIN Holdings, Inc.
                            Condensed Balance Sheets
                     For The Year End December 31, 2002 and
                     Three-Month Period Ended March 31, 2003

                                     ASSETS

Current Assets                                          March 31, 2003    December 31, 2002

Cash                                                            14,663          $    80,763
Certificate of deposit                                         924,000              924,000
Inventory                                                      281,948              187,223
Accrued Interest Recievable                                     60,383                    0
Trade Accounts Receivable                                      438,196              126,466
Notes Receivable - current portion                             732,510            1,309,021
                                                           -----------          -----------

Total Current Assets                                       $ 2,451,700          $ 2,627,473


Property & Equipment, at cost

Furniture, Fixtures & Equipment                            $   146,015          $    75,812
Vehicles                                                             0                    0
Buildings & Leasehold Improvements                               9,843                9,843
                                                           -----------          -----------
Accumulated Depreciation                                       (20,521)             (16,086)
                                                           -----------          -----------

Net Property & Equipment                                   $   135,337          $    69,569


Other Assets
Notes receivable, less current portion                     $ 3,131,822          $ 2,986,000
Cost of medical technology software less amortization of
$222,098-2002 and $334,853- 2003                             1,018,208            1,130,963
Non-Marketable Securities                                      341,377                    0
Deposits                                                         7,989                1,970
                                                           -----------          -----------

Total Other Assets                                         $ 4,499,396          $ 4,118,933


Total Assets                                               $ 7,086,433          $ 6,815,975

                               RTIN Holdings, Inc.
                            Condensed Balance Sheets
                     For The Year End December 31, 2002 and
                     Three-Month Period Ended March 31, 2003

                              Liabilities & Equity

Current Liabilities                          March 31, 2003   December 31, 2002
                                                (unaudited)
Cash Overdrafts                                $     32,774        $          0
Accounts Payable                                    621,108             532,392
Accrued Expenses & Other Liabilities                918,649             821,842
Notes Payable                                       239,234             579,234
                                               ------------        ------------

Total Current Liabilities                      $  1,811,765        $  1,933,468


Long Term Liabilities                                                $176,725$0

Deferred Liabilities                           $          0        $          0



Total Liabilities                              $  1,988,490        $  1,933,468


Stockholder's Equity (Deficit)

Common Stock                                   $    104,331        $     98,185
Series A Preferred Stock                          1,996,301           1,996,301
Additional Paid in Capital                       16,298,821          15,762,024
Retained Earnings - Prior                       (12,106,001)        (12,106,001)
Retained Earnings - Current                       1,075,493                   0
                                               ------------        ------------

                                                  7,368,945           5,750,509
Less - 797,162 treasury shares, at cost
                                                 (2,271,002)           (868,002)
                                                                   ------------

Total Shareholder's Equity                     $  5,097,943           4,882,507


Total Liabilities & Stockholder's Equity       $  7,086,433        $  6,815,975

                               RTIN Holdings, Inc.
                           Condensed Income Statements
                        For The Three Month Periods Ended
                        March 31, 2003 and March 31, 2002
                                  (Un-Audited)

                             Statement of Operations

                                              3 Months Ended     3 Months Ended
Revenue                                       March 31, 2003     March 31, 2002

Income - License Fees                            $         0        $         0
Revenue Write Down                                         0
Income - Rental                                            0            503,913
Income - Pharmacy                                  1,163,430                  0
Income - Restaurant                                        0            217,347
                                                 -----------        -----------

Total Revenue                                    $ 1,163,430        $   721,347


Operating Costs & Expenses

Cost of Sales                                    $   756,421        $   634,940
General & Administrative Expenses                    680,322            324,106
Depreciation & Amortization                          117,189             67,500
                                                 -----------        -----------


Total Operating Costs & Expenses                 $ 1,553,932        $ 1,026,546


Non Operating Income (Expense)
Other Income                                          78,445                  0
Interest Expense                                     (10,450)          (139,102)
Discontinued Operations                                    0           (216,007)
Other Income-Stock reaquisition                    1,398,000                  0
                                                 -----------        -----------

Total Non Operating Income
(Expense)                                          1,465,995        ($  355,109)

Income Before Income Taxes                       $ 1,075,493        ($  660,313)


Income Tax Benefit                               $         0        $         0

Net Gain                                         $ 1,075,493        ($  660,313)

Earnings per share
Weighted Average                                 $      .011        ($     .016)


                               RTIN HOLDINGS, INC.
                             STATEMENTS OF CASH FLOW
                        For The Three Month Periods Ended
                        March 31, 2003 and March 31, 2002
                                  (Un-Audited)

                                                                      March 31, 2003     March 31, 2002
                                                                      --------------     --------------
Cash Flows From Operating Activities
      Net Profit (Loss)                                                  $ 1,075,493        ($  623,313)
      Adjustments to Reconcile Net Loss to Net Cash Used by
         Operating Activities
           Depreciation & Amortization                                       117,189             67,500
           Stock for Services                                                 48,513                  0
      Changes in Operating Assets and Liabilities
           Decrease (Increase) in Inventories                                (94,725)               646
           (Increase) decrease in Accounts Receivable                       (311,730)                 0
           Decrease in Marketable Securities                                       0             24,140
           Increase (Decrease) in Accounts Payable                            88,716           (169,223)
           (Decrease) in notes payable                                      (340,000)           (47,500)
           Increase in Deposits                                                6,019                  0
           Increase in Research & Development                                      0                  0
           Increase (Decrease) in Accrued Expenses & Other Liabilities        96,807           (194,307)
           Increase in Accrued interest                                      (60,383)
                   Net Cash Used in Operating Activities                 $   625,899        ($  979,057)

Cash Flows From Investing Activities
           Purchase of Property & Equipment                              ($   70,203)       $         0
           (Increase) decrease in Marketable Securities                     (341,377)                 0
           Payment in connection with current acquisitions                         0             55,000
           Proceeds from Sale of Property & Equipment                              0                  0
           Change in assets of discontinued operations                             0             84,607
           (Increase) Decrease in Note Receivable                            430,689                  0
                   Net Cash Used in Investing Activities                      19,109        $   139,607

Cash Flows From Financing Activities
            Change in Long term Debt                                         176,725             50,000

           Decrease in Cash Overdrafts                                      {32,774}                  0
            Change in Contributed Capital                                    536,797            493,250
           Change in Convertible Debentures                                        0        ($1,996,301)
           Change in Common Stock                                              6,146            131,833
           Change in Series A Preferred Stock                                      0          1,999,920
           Change in Series B Preferred Stock                                      0            143,803
           Increase in Treasury Stock                                     (1,398,000)                 0
                   Net Cash Provided by Financing Activities             ($  711,106)       $   822,505

NET INCREASE (DECREASE) IN CASH                                          ($   66,098)       ($   16,945)

CASH  BEGINNING OF YEAR                                                  $    80,761        $    59,133

CASH AT END OF PERIOD                                                    $    14,663        $    42,188

                               RTIN Holdings, Inc.
                 Notes to Interim Condensed Financial Statements
                        For The Three Month Periods Ended
                        March 31, 2003 and March 31, 2002
                                  (Un-Audited)

Note 1.  Basis of Presentation

         The condensed financial statements of RTIN Holdings, Inc. (the "Company") as of March 31, 2003 and March 31, 2002 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management; necessary to fairly state the operating results for the respective periods. However, these operating results are not necessarily indicative of the results expected for the full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principals have been omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the notes to the financial statements contained in the Form 10-KSB filed April 1, 2003. Company management believes that the disclosures are sufficient for interim financial reporting purposes.

Note 2:  Organization and description of business

         RTIN Holdings, Inc. ("the Company"), a Texas Corporation originally formed in 1990. The Company operates in the pharmaceutical sector through its two wholly owned subsidiaries, Safe Med Systems, Inc. and Safescript Pharmacies, Inc., both Texas Corporations.

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

         Concentrations of Credit Risk
         -----------------------------

         The Company places its cash in what it believes to be credit-worthy financial institutions. Cash balances may exceed FDIC insured levels at times during the year. As of March 31, 2003, no balance exceeded the FDIC insured limits.

Note 4:  Acquisition

         Summary of Medex and Pegasus transaction

         On April 4 the Company entered into a letter of intent to acquire all of the stock of MedEx Systems, Inc. and Pegasus Pharmacies Inc, including three operating pharmacies, one additional pending pharmacy, all additional MedEx Systems Licensable territories, the patent application and all rights thereto, and the MedEx Systems Software. The Company is currently in the final stages of negotiation on the documentation for the closing of this transaction, and anticipates closing within the second quarter of 2003. The Pegasus Pharmacy operations are currently generating revenues in excess of $10,000,000.00 per year.

Note 5:  Accrued expenses and other liabilities

         Accrued expenses and other liabilities at March 31, 2003 and December 31, 2002, consist of the following:


                                           March 31, 2003      December 31, 2001
                                           --------------      -----------------


Accrued Interest Payable                       $   99,072             $  803,415
Accrued Expenses                                        0                 13,125
Property Taxes Payable                                  0                 20,469
Accrued Payroll and Related Taxes                 819,577                278,423
Deposits Received on Stock Sales                        0                110,000
Sales Taxes Payable                                     0                  6,463
                                               ----------             ----------

                                               $  918,649             $1,231,895
                                               ==========             ==========

         Of the amount represented in Accrued Payroll the entire $363,710 is accrued payroll owed to Stanley L. Swanson and Curtis A. Swanson which is convertible into common stock of the Company at the discretion of Messrs'
Stanley and Curtis Swanson.

Note 6:  Notes payable

         Notes Payable at March 31, 2003 and December 31, 2002, consists of the following: 03-31-03 12-31-02

Note payable to an investment company, interest at 9%, remaining unpaid principal and accrued interest past due as of June 27,
     2000, secured by pledge of 8,070 shares of treasury stock
     and 2,400 shares of the Company's common stock which is
     owned by a major shareholder                                         $122,900   $122,900

Note payable to the FDIC, interest at 8% for 24 months (Unsecured)         100,000
                                                                                      100,000

Note payable to a stockholder, interest at 9.75%, due May 27,2003           25,000     25,000

Note payable to a corporation, due March 1, 2002, by delivery of                 0     40,000
     50,000 shares of the Company's common stock

Notepayable to a bank, interest 9.5%, monthly principal and interest payments  of $2,935, remaining unpaid principal
     And interest due October 30, 2001, unsecured                          110,003    110,003

Note payable to related party due December 31, 2002 bearing 8% interest     45,000    175,000
(Unsecured)

Notepayable, interest at 11.65%, monthly principal and interest payments of $425, remaining unpaid principal and accrued
    interest due April 9, 2003, collateralized by an automobile              6,331      6,331

Note payable, monthly principle payments of $10,000, without interest
(unsecured)                                                                   --

          Total Notes Payable                                              409,234   $579,234
                                                                          ========   ========



Note 7:  Related party transactions

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

         If converted by Messer's Stanley and Curtis Swanson the result of both the May 6, 2002 and October 1, 2002 transactions would result in a total increase of 2,105,066 shares of common stock, which shares have already been computed in the fully diluted earnings per share data and an elimination of $363,710 in accrued expenses owed by the Company as of September 30, 2002.

Note 8:  Stockholders' equity (deficit)

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

         As of March 31, 2003 the Company had 10,433,063 shares of Common Stock outstanding.

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

Note 9:  Commitments and Contingencies

         Settlement with MedEx et. al.
         -----------------------------

         As of April 2003, the Company has settled it's prior litigation with MedEx Systems which was pending in US District Court for the Eastern District of Texas, Marshall Division, File Number 202-CV159 pursuant to the settlement the company received full and perpetual licensing rights to nine additional metropolitan market areas, including Cincinnati, Cleveland and Dayton Ohio; Las Vegas and Reno Nevada; Omaha Nebraska; Kansas City, Missouri; Sacramento California; and Phoenix Arizona.

          Contingent Liability for Debenture Litigation Support
          -----------------------------------------------------

         During the third quarter of 2002 the Company reclassified its $500,000 contingent obligation to IT/IS, Inc. for litigation support of the debenture litigation from long term liabilities to a contingent liability. This reclassification was made due to a determination by management that the amount is not a long term or current liability of the Company, as it does not have to be paid out of operations; but is to be paid out of any potential recovery in the debenture litigation described herein. The result of the transaction was a decrease in Long Term Liabilities from $825,000 to $325,000 and other income recognition of $500,000.

Note 10: Other income - Stock Reaquistion

         On February 19, 2003 the company entered into a settlement agreement with the 1999 Antebi Children's Insurance and Other Trust, Steve Antebim, and Fontenelle, LLC, whereby the company, in exchange for the payment of $130,000.00 of debt and the release of any claims the parties may have had, reacquired 600,000 shares of it's common stock, which had a market value at the time of acquisition $1,386,000.00. The Company reflected this transaction at the lower value between the cost expensed at original issuance and the market value at date of acquisition.

Note 11:  Subsequent events

         On May 12, 2003 the Company entered into an agreement with Southwest Safescript Pharmacies, Inc. to sell the licensing rights to Maricopa and Pinal Counties Arizona, and Missouri for $600,000 in cash and notes receivable. In addition to the licensing fee, the Company will also receive $20,000 for each pharmacy opened in these territories by Southwest Safescript Pharmacies, Inc. as well as 4% of gross revenue from each pharmacy location.

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

         The following discussion of the results of operations and financial condition should be read in conjunction with the Financial Statements and related Notes thereto included herein and in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

Overview

RTIN Holdings, Inc. is a Texas Corporation. The Company currently owns two subsidiary divisions, Safe Med Systems, Inc. (a Texas corporation) and
Safescript Pharmacies, Inc. (a Texas corporation). Under the Safescript Pharmacies division the Company has pharmacies in Longview, Texas, Tyler, Texas, Texarkana, Texas and a fourth location preparing to open in Shreveport
Louisiana, and a fifth location preparing to open in Bossier City, Louisiana. Both locations anticipate opening in the second quarter of 2003. The Company also has five market partners who are opening Safescript Pharmacies in various locations throughout the United States.

Results of Operations


         Comparison of Three Months Ended March 31,2002 and March 31, 2003.

         Revenues. For the three months ended March 31, 2003, the Company generated revenues of $1,113,430 and increase of revenues in the same period of 2002 of $721,347. The resulting revenue from pharmacy operations in the three months ended March 31, 2003 was from the operation of the Longview and Tyler pharmacies only. Subsequent to the end of the period the Company has opened one additional unit in Texarkana, Texas and has additional units opening in Shreveport and Bossier City, Louisiana on Additionally, the Company has enrolled many additional physicians on the system. This development should result in significant revenue increases from ongoing operations in the second, third and fourth quarters of 2003.

         Costs and Expenses. Costs and expenses for the three months ended March 31 2003. increased by $527,386 or 52% to $1,553,932 as compared to $1,026,546 for the corresponding period of 2002. This increase was primarily due to the increase in research and development and other general and administrative expenses associated with the development of the SafeMed Systems and Safescript Pharmacies model.

         Net Profit and Loss. The Company had a net profit for the three months ended March 31, 2003 of $1,075,493 compared to net loss of $660,313 for the corresponding three months of 2002. The increase in net profit was primarily associated with the reacquisition of 600,000 shares of common stock by the Company in a negotiated settlement transaction with three non-affiliate shareholders.


Liquidity and Capital Resources

The Company is currently operating out of cash flow from operations and the collection of it's notes and accounts receivables. The Company may require additional capital to increase the expansion rate of it's Safescript Pharmacies. The Company intends to obtain the necessary funds for operation by continuing collection of the receivables associated with the sale of the Safescript territories to its market partners, obtaining extended payment terms from its suppliers, incurrence of additional indebtedness, factoring of trade accounts receivables or sale of equity interests in the Company. There is no assurance that sufficient funds will be available from such sources and the lack of sufficient funds may adversely impact the realization of the Company's business goals.

                           PART II - OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES

         None

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At a shareholders meeting held on April 5th 2003 in Dallas Texas, the following resolutions were passed by a vote of the shareholders:

         (a) The appointment of the following to serve as directors until the next annual meeting: Stanley L. Swanson, Curtis A. Swanson, John Romer, Larry Gilliam, Curtis Borman


         (b) The ratification of the appointment of the Heard McElroy and Vestal, LLP to serve as the company's independent auditors for the years ended December 31, 2002 and December 31, 2003.



Item 5.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Current Reports on Form 8-K:

         The Company filed the following reports on Form 8-K during the quarter ended March 31, 2003.

         None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   RTIN Holdings, Inc.
                                   (Registrant)

Date:    May 20, 2003              By: /s/ Stanley L. Swanson
                                   Stanley L. Swanson, Chief Executive Officer
                                   (Duly Authorized Signatory)

Date:    May 20, 2003              By: /s/ Curtis A. Swanson
                                   Curtis A. Swanson, President, Chief Operating
                                      Officer and Senior Accounting Officer
                                   (Duly Authorized Signatory)