Form 10QSB/A
period 2003-03-31
RTIN HOLDINGS INC
filed 2003-05-27
CIK 921066

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


                               RTIN Holdings, Inc.
                            Condensed Balance Sheets
                     For The Year End December 31, 2002 and
                     Three-Month Period Ended March 31, 2003

                                     ASSETS

Current Assets                                          March 31, 2003    December 31, 2002

Cash                                                            14,663          $    80,763
Certificate of deposit                                         924,000              924,000
Inventory                                                      281,948              187,223
Accrued Interest Receivable                                     60,383                    0
Trade Accounts Receivable                                      438,196              126,466
Notes Receivable - current portion                             732,510            1,309,021
                                                           -----------          -----------

Total Current Assets                                       $ 2,451,700          $ 2,627,473


Property & Equipment, at cost

Furniture, Fixtures & Equipment                            $   146,015          $    75,812
Vehicles                                                             0                    0
Buildings & Leasehold Improvements                               9,843                9,843
                                                           -----------          -----------
Accumulated Depreciation                                       (20,521)             (16,086)
                                                           -----------          -----------

Net Property & Equipment                                   $   135,337          $    69,569


Other Assets
Notes receivable, less current portion                     $ 3,131,822          $ 2,986,000
Cost of medical technology software less amortization of
$222,098-2002 and $334,853- 2003                             1,018,208            1,130,963
Non-Marketable Securities                                      341,377                    0
Deposits                                                         7,989                1,970
                                                           -----------          -----------

Total Other Assets                                         $ 4,499,396          $ 4,118,933


Total Assets                                               $ 7,086,433          $ 6,815,975

                               RTIN Holdings, Inc.
                            Condensed Balance Sheets
                     For The Year End December 31, 2002 and
                     Three-Month Period Ended March 31, 2003

                              Liabilities & Equity

Current Liabilities                          March 31, 2003   December 31, 2002
                                                (unaudited)
Cash Overdrafts                                $     32,774        $          0
Accounts Payable                                    627,733             532,392
Accrued Expenses & Other Liabilities                918,649             821,842
Notes Payable                                       232,509             579,234
                                               ------------        ------------

Total Current Liabilities                      $  1,811,765        $  1,933,468


Long Term Liabilities                          $    176,725        $          0

Deferred Liabilities                           $          0        $          0



Total Liabilities                              $  1,988,490        $  1,933,468


Stockholder's Equity (Deficit)

Common Stock                                   $    104,331        $     98,185
Series A Preferred Stock                          1,996,301           1,996,301
Additional Paid in Capital                       16,298,821          15,762,024
Retained Earnings - Prior                       (12,106,001)        (12,106,001)
Retained Earnings - Current                       1,075,493                   0
                                               ------------        ------------

                                                  7,368,945           5,750,509
Less - 797,162 treasury shares, at cost
                                                 (2,271,002)           (868,002)
                                                                   ------------

Total Shareholder's Equity                     $  5,097,943           4,882,507


Total Liabilities & Stockholder's Equity       $  7,086,433        $  6,815,975

                               RTIN Holdings, Inc.
                           Condensed Income Statements
                        For The Three Month Periods Ended
                        March 31, 2003 and March 31, 2002
                                  (Un-Audited)

                             Statement of Operations

                                              3 Months Ended     3 Months Ended
Revenue                                       March 31, 2003     March 31, 2002

Income - License Fees                            $         0        $         0
Revenue Write Down                                         0
Income - Rental                                            0            503,913
Income - Pharmacy                                  1,163,430                  0
Income - Restaurant                                        0            217,347
                                                 -----------        -----------

Total Revenue                                    $ 1,163,430        $   721,347


Operating Costs & Expenses

Cost of Sales                                    $   756,421        $   634,940
General & Administrative Expenses                    680,322            324,106
Depreciation & Amortization                          117,189             67,500
                                                 -----------        -----------


Total Operating Costs & Expenses                 $ 1,553,932        $ 1,026,546


Non Operating Income (Expense)
Other Income                                          78,445                  0
Interest Expense                                     (10,450)          (139,102)
Discontinued Operations                                    0           (216,007)
Other Income-Stock reaquisition                    1,398,000                  0
                                                 -----------        -----------

Total Non Operating Income
(Expense)                                          1,465,995        ($  355,109)

Income Before Income Taxes                       $ 1,075,493        ($  660,313)


Income Tax Benefit                               $         0        $         0

Net Gain                                         $ 1,075,493        ($  660,313)

Earnings per share
Weighted Average                                 $       .11        ($     .016)


                               RTIN HOLDINGS, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2003



                                           Common Stock             Additional       Series A
                                   ----------------------------      Paid-In        Preferred
                                      Shares          Amount         Capital          Stock
                                   ------------    ------------    ------------    ------------
Balance, January 1, 2003              9,818,472    $     98,185    $ 15,762,024    $  1,996,301

Shares Issued to Law Firm for
   Legal Services                        20,000             200           4,060

Sales of Common Stock                   986,867           9,869         479,561

Conversion of Debentures to
   Series A Preferred                      --              --                 0

Stock issued in exchange for
   professional services                207,724           2,077          42,176


Reacquisition of Treasury Shares       (600,000)         (6,000)
                                   ------------    ------------


Net Profit                                 --              --              --
                                   ------------    ------------    ------------

Balance March 31, 2003               10,433,063    $    104,331    $ 16,287,821    $  1,996,301
                                   ============    ============    ============    ============



                                                                      Total
                                                                   Stockholders'
                                    Retained                         Equity
                                    (Deficit)        Treasury       (Deficit)
                                   ------------    ------------    ------------

Balance, January 1, 2003           $(12,106,001)   $   (868,002)   $  4,882,507

Shares Issued to Law Firm for
   Legal Services                          --              --             4,260

Sales of Common Stock                      --              --           489,430

Conversion of Debentures to
   Series A Preferred                      --              --                 0

Stock issued in exchange for
   professional services                   --             --             44,253


Reacquisition of Treasury Shares                     (1,392,000)     (1,398,000)
                                                   ------------    ------------


Net Profit                            1,075,493            --         1,075,493
                                   ------------    ------------    ------------

Balance March 31, 2003             $(11,030,508)   $ (2,260,002)   $  5,097,943
                                   ============    ============    ============




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

Note 4:  Acquisition

         Summary of Medex and Pegasus transaction

         On April 4, 2003 the Company entered into a letter of intent to acquire all of the stock of MedEx Systems, Inc. and Pegasus Pharmacies Inc, including three operating pharmacies, one additional pending pharmacy, all additional MedEx Systems licensable territories, the patent application and all rights thereto, and the MedEx Systems Software. The Company is currently in the final stages of negotiation on the documentation for the closing of this transaction, and anticipates closing within the second quarter of 2003. The Pegasus Pharmacy operations are currently generating revenues in excess of $10,000,000 per year.

Note 5:  Accrued expenses and other liabilities

         Accrued expenses and other liabilities at March 31, 2003 and December 31, 2002, consist of the following:


                                           March 31, 2003      December 31, 2002
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
                                               ==========             ==========

         Of the amount represented in Accrued Payroll $819,557 is accrued payroll owed to Stanley L. Swanson and Curtis A. Swanson which is convertible into common stock of the Company at the discretion of Messrs' Stanley and Curtis
Swanson.

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

Results of Operations


         Comparison of Three Months Ended March 31,2002 and March 31, 2003.

Revenues. For the three months ended March 31, 2003, the Company generated revenues of $1,113,430 as compared to an increase of $442,083 or 61% revenues in the same period of 2002 of $721,347. The resulting revenue from pharmacy operations in the three months ended March 31, 2003 was from the operation of the Longview and Tyler pharmacies only. Subsequent to the end of the period the Company has opened one additional unit in Texarkana, Texas and has additional units opening in Shreveport and Bossier City, Louisiana on Additionally, the Company has enrolled many additional physicians on the system. This development should result in significant revenue increases from ongoing operations in the second, third and fourth quarters of 2003.

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


Date:    May 27, 2003

/s/ Stanley L. Swanson
    Stanley L. Swanson
    Chief Executive Officer

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


Date:    May 27, 2003

/s/ Curtis A. Swanson
    Curtis A. Swanson
    President & Chief Financial Officer