Form 10KSB/A
period 2002-12-31
RTIN HOLDINGS INC
filed 2003-07-07
CIK 921066

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                Form 10-KSB/ A-2

[x]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
         OF 1934

                   For the fiscal year ended December 31, 2002

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The Issuer's revenues for the most recent fiscal year were:  $7,169,800

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

         Employees
         ---------

The Company employed 27 persons as of March 21, 2003, including 5 executive, 9 office & sales personnel, 5 pharmacists, and 8 additional pharmacy technicians and support personnel.

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

          2001                                   High        Low
          ----                                   ----        ---

          First Quarter..........................$5.00      $1.50
          Second Quarter........................ $6.75      $0.05
          Third Quarter..........................$5.00      $0.05
          Fourth Quarter.........................$18.00     $0.05






          2002                                   High        Low
          ----                                   ----        ---

          First Quarter..........................$8.50      $0.72
          Second Quarter.........................$0.77      $0.31
          Third Quarter..........................$0.49      $0.25
          Fourth Quarter.........................$2.16      $0.26

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

The following table sets forth certain information relating to equity securities authorized for issuance under compensation plans:

                      Equity Compensation Plan Information

---------------------- ---------------------------- ---------------------------- ---------------------------
                        Number of securities to be    Weighted-average exercise      Number of securities
                         issued upon exercise of       price of outstanding        remaining available for
                          outstanding options,         options, warrants and        future issuance under
                           warrants and rights                rights              equity compensation plans
                                                                                    (excluding securities
                                                                                  reflected in column (a))
---------------------- ---------------------------- ---------------------------- ---------------------------
                                  (a)                            (b)                          (c)
---------------------- ---------------------------- ---------------------------- ---------------------------
  Equity compensation
   plans approved by
   security holders                0                              0                            0
---------------------- ---------------------------- ---------------------------- ---------------------------
---------------------- ---------------------------- ---------------------------- ---------------------------
 Equity compensation
plans not approved by
   security holders            2,375,000                        .2065                          0
---------------------- ---------------------------- ---------------------------- ---------------------------
---------------------- ---------------------------- ---------------------------- ---------------------------
      Total                    2,375,000                        .2065                          0
---------------------- ---------------------------- ---------------------------- ---------------------------

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


                                    Overview
                                    --------

RTIN Holdings, Inc. is a Texas corporation. The Company currently owns and operates four subsidiary divisions, Safe Med Systems, Inc., a Texas corporation, Safescript Pharmacies, Inc., a Texas corporation, MedEx Systems, Inc. a Louisiana Corporation and Pegasus Pharmacies, Inc a Louisiana Corporation. The Safescript division opened one Safescript Pharmacy in Longview, Texas in April 2002, a second pharmacy in Tyler, Texas in October 2002 and a third pharmacy in Texarkana, Texas in March 2003. The Safescript Pharmacies division also has two company owned pharmacies leased and built out in Shreveport and Bossier City, Louisiana and is currently awaiting the issuance of pharmacy licenses after which these units will be opened. In addition the Company's market partners have stores open in Denver, Colorado, Tucson, Arizona, and a pharmacy opening in Huntington, WV in March 2003. The Pegasus division has one pharmacy open in Elmwood, LA, one in New Orleans, LA, one in Baton Rouge, LA, and a fourth unit scheduled to open in Covington, LA.

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

                              Results of Operations
                              ---------------------

Comparison of Year Ended December 31, 2001 and December 31, 2002.

Revenues. Sales from continuing operations for fiscal year ended December 31, 2001 were $0. On the consolidated statement of operations for 2001 the sales and expenses from discontinued operations were netted together and reflected as a loss from discontinued operations of $539,823. Since restructuring its business model the revenues for fiscal year ended December 31, 2002 increased significantly to $7,169,800 in 2002. The increase in revenues in 2002 is attributed to the sale of the license rights for the Company's Safescript Pharmacy division and increased revenues from the pharmacy operations. In addition, all revenue from operations in 2001 has been reclassified and combined with the expenses as discontinued operations in 2001 and 2002. License sales accounted for $6,063,000 of the revenue in 2002. Management anticipates license fee revenue will continue to play a major roll in the Company's expansion plans for 2003 and 2004. In addition to the up front license fees paid by the Company's market partners to purchase their respective territories and the $20,000 to $25,000 license fees paid in conjunction with each store license, the Company receives 4% of the market partners gross revenue as a license and support fee which is paid monthly based on the prior months gross sales.

Costs and Expenses. Operating costs and expenses for the fiscal year ended December 31, 2002 increased by $984,170 or 51% to $2,922,405 as compared to $1,938,235, as restated for discontinued operations, for the corresponding period ended December 31, 2001. The primary reason for the increase in operating costs and expenses was that the costs of discontinued operations was netted against sales and combined as a loss from discontinued operations on the consolidated statements of operations for 2001. The general and administrative expenses ("G&A") increased in 2002 from $1,810,567 in 2001 to $2,112,706 in
2002. Depreciation and Amortization expense ("D&A") increased from $47,668 in 2001 to $198,185 in 2002. The increase in depreciation and amortization in 2002 was primarily due to the scheduled term of amortization for the Company's Safe Med Systems technology which is 3 years as compared to 15 to 20 years for the fixed assets held by the Company pursuant to its prior business model. Both D&A as well as G&A are included in the total operating costs and expenses detailed above.

Net Profit and Loss. The Company had a net profit for the fiscal year ended December 31, 2002 of $4,168,235 compared to net loss of $2,727,032 for fiscal year ended December 31, 2001. Over the course of 2001 and early 2002 the Company underwent a reorganization plan and eliminated its restaurant division. The net loss in 2001 is due primarily to discontinuation of operations of its restaurant division and the charge off and other expenses associated with the elimination of the restaurant operations while the profit in 2002 was attributed primarily to the sale of license rights to operate Safescript Pharmacies and utilize the Safe Med Systems technology to its market partners throughout the United States. The revenue from the sale of territories pursuant to the Company's Safescript Pharmacy and Safe Med Systems division is highly profitable as there is no cost of goods associated with the sale, which is the primary reason for the increased profitability in 2002 over 2001.

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

Independent Auditor's Report                                                 F-1

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

  Consolidated Statements of Stockholders' Equity (Deficit)                  F-4

  Consolidated Statements of Cash Flows                                      F-6

Notes to Consolidated Financial Statements                                   F-9

The Board of Directors and Stockholders
RTIN Holdings, Inc.
Longview, Texas

                          Independent Auditor's Report
                          ----------------------------


We have audited the accompanying consolidated balance sheets of RTIN Holdings, Inc. (a Texas Corporation) and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RTIN Holdings, Inc. as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



Heard, McElroy & Vestal, LLP
Shreveport, LA
June 30, 2003


                               RTIN HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2002 AND 2001




              A S S E T S                                     2002          2001
              -----------                                  ----------    ----------
Current assets:
---------------
   Cash                                                        80,763         1,348
   Certificate of deposit (8%-matures 12-12-03)               924,000          --
   Trade accounts receivable, net of allowance
     for uncollectible accounts of $-0- 2002 and
     $2,311-2001                                              126,466          --
   Notes receivable-current portion                         1,309,021          --
   Inventories                                                187,223          --
                                                           ----------    ----------
        Total current assets                                2,627,473         1,348

Property and equipment, at cost:
--------------------------------
   Buildings and leasehold improvements                         9,843          --
   Furniture, fixtures and equipment                           75,812       224,260
   Vehicles                                                      --          29,950
                                                           ----------    ----------
                                                               85,655       254,210
   Accumulated depreciation                                   (16,086)     (173,025)
                                                           ----------    ----------
        Net property and equipment                             69,569        81,185

Other assets:
-------------
   Notes receivable, less current portion                   2,986,000          --
   Assets held for sale, net of $80,000 reserve
     for impairment                                              --            --
   Cost of medical technology software less amortization
     of $222,098-2002 and $-0- 2001                         1,130,963       358,753
   Net assets of discontinued operations-Note 11                 --         783,757
   Deposits                                                     1,970          --
                                                           ----------    ----------
        Total other assets                                  4,118,933     1,142,510
                                                           ----------    ----------

Total assets                                                6,815,975     1,225,043
                                                           ==========    ==========


The accompanying notes are an integral part of these consolidated financial statements.



   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                2002           2001
   ----------------------------------------------            -----------    -----------
Current liabilities:
--------------------
   Notes payable-Note 4                                          579,234        793,220
   Accounts payable                                              532,392        261,492
   Accrued expenses and other liabilities-Note 3                 821,842      1,102,317
                                                             -----------    -----------
        Total current liabilities                              1,933,468      2,157,029

Convertible debentures-Note 5                                       --        1,996,301
                                                             -----------    -----------

        Total liabilities                                      1,933,468      4,153,330

Commitments and contingencies-Notes 10 and 13                       --             --

Stockholders' equity (deficit):
-------------------------------
   Series A preferred stock, $.10 par value, 10,000,000
     shares authorized,  1,999,920 shares issued ($1 per
     share liquidation value or $1,999,920)-Notes 9 and 11     1,996,301           --
   Common Stock, $.01 par value, 25,000,000 and
     50,000,000 shares authorized; 9,818,472 and
     1,029,082 shares issued and 9,621,310 and
     831,920 outstanding                                          98,185         10,291
   Additional paid-in capital                                 16,090,847     14,532,483
   Retained deficit                                          (12,434,824)   (16,603,059)
                                                             -----------    -----------
                                                               5,750,509     (2,060,285)
Less-197,162 treasury shares, at cost                           (868,002)      (868,002)
                                                             -----------    -----------
        Total stockholders' equity (deficit)                   4,882,507     (2,928,287)
                                                             -----------    -----------

Total liabilities and stockholders' equity (deficit)           6,815,975      1,225,043
                                                             ===========    ===========














The accompanying notes are an integral part of these consolidated financial statements.


                               RTIN HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                  2002          2001
                                                               ----------    ----------

Revenues:
---------
   License fees                                                 6,063,000          --
   Pharmaceutical sales                                         1,106,800          --
                                                               ----------    ----------
        Total revenues                                          7,169,800          --

Operating costs and expenses:
-----------------------------
   Cost of sales-pharmaceuticals                                  611,514          --
   General and administrative expenses                          2,112,706     1,810,567
   Depreciation and amortization                                  198,185        47,668
   Impairment of assets                                              --          80,000
                                                               ----------    ----------
        Total operating costs and expenses                      2,922,405     1,938,235
                                                               ----------    ----------

        Income (loss) from continuing operations                4,247,395    (1,938,235)

Nonoperating income (expense):
------------------------------
   Interest expense                                              (198,281)     (245,314)
   Interest income                                                  4,329          --
   Income on forgiveness of debt                                  497,597          --
   (Loss) on foreclosure of office buildings-Note 2 and 6            --        (119,483)
                                                               ----------    ----------
        Total non-operating income (expense)                      303,645      (364,797)
                                                               ----------    ----------

Income (loss) from continuing operations before income taxes    4,551,040    (2,303,032)
------------------------------------------------------------

Income tax benefit-Note 7                                            --          10,000
-------------------------                                      ----------    ----------

Income (loss) from continuing operations                        4,551,040    (2,293,032)
----------------------------------------

Discontinued operations:
------------------------
   (Loss) from operating discontinued restaurants                (382,805)     (539,823)
   Gain (loss) on disposal of restaurants                            --         105,823
                                                               ----------    ----------
        (Loss) from continuing operations                        (382,805)     (434,000)
                                                               ----------    ----------

Net income (loss)                                               4,168,235    (2,727,032)
-----------------                                              ==========    ==========

Net income (loss) per common share (less preferred
   dividends $199,992):
     Basic                                                            .71         (3.74)
                                                               ==========    ==========
     Dilutive                                                         .58         (3.74)
                                                               ==========    ==========
Weighted average common shares outstanding:
   Basic                                                        5,628,167       728,475
                                                               ==========    ==========
   Dilutive                                                     6,794,834       728,475
                                                               ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.


                               RTIN HOLDINGS, INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



                                                         Common Stock           Additional      Series A
                                                  --------------------------      Paid-In      Preferred
                                                     Shares         Amount        Capital        Stock
                                                  -----------    -----------    -----------   -----------
Balance, January 1, 2001                           36,581,346        365,814     12,265,653          --

Shares issued to law firm for legal services          200,000          2,000          6,000          --

Shares issued to debenture holders for interest       500,000          5,000        417,100          --

Shares issued to executive offices for services     1,064,437         10,644         55,965          --

Sales of common stock pre split                     1,108,317         11,083         41,369          --

Acquisition of treasury stock from executive
   officer                                               --             --             --            --

Treasury stock issued for acquisition                    --             --           25,000          --

Shares issued for legal services                   10,000,000        100,000           --            --

Shares received in settlement of RSI recision        (500,000)        (5,000)         5,000          --

Cancellation of escrowed shares                    (5,000,000)       (50,000)        50,000          --

Receipt of Ness Energy stock which was
   distributed in 2000                                   --             --           50,000          --

Treasury shares received in connection
   with Series C stock sales                             --             --          165,000          --

Sale of treasury shares                                  --             --          484,146          --

Treasury shares issued for services                      --             --          250,000          --

Fair market value of common stock contributed
   by major shareholder for legal fees                   --             --           18,000          --

Effect of 50 to 1 reverse split                   (43,075,018)      (430,750)       430,750          --



The accompanying notes are an integral part of these consolidated financial statements.


                               RTIN HOLDINGS, INC.

       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) CONTINUED

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                                   Total
                                                   Retained       Treasury     Stockholder's
                                                   (Deficit)        Stock         Equity
                                                  -----------    -----------    -----------

Balance, January 1, 2001                          (13,876,027)      (773,456)    (2,018,016)
------------------------
Shares issued to law firm for legal services             --             --            8,000

Shares issued to debenture holders for interes           --             --          422,100

Shares issued to executive offices for service           --             --           66,609

Sales of common stock pre split                          --             --           52,452

Acquisition of treasury stock from executive
   officer                                               --           (5,000)        (5,000)

Treasury stock issued for acquisition                    --            5,000         30,000

Shares issued for legal services                         --             --          100,000

Shares received in settlement of RSI recision            --             --             --

Cancellation of escrowed shares                          --             --             --

Receipt of Ness Energy stock which was
   distributed in 2000                                   --             --           50,000

Treasury shares received in connection
   with Series C stock sales                             --         (165,000)          --

Sale of treasury shares                                  --           57,954        542,100

Treasury shares issued for services                      --           12,500        262,500

Fair market value of common stock contributed
   by major shareholder for legal fees                   --             --           18,000

Effect of 50 to 1 reverse split                          --             --             --


The accompanying notes are an integral part of these consolidated financial statements.
                                                                             F-4


                               RTIN HOLDINGS, INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



                                                 Common Stock           Additional     Series A
                                           -------------------------      Paid-In      Preferred
                                              Shares        Amount        Capital        Stock
                                           -----------   -----------    -----------   -----------
Sale of common stock post reverse split        150,000         1,500        268,500          --

Net loss                                          --            --             --            --
                                           -----------   -----------    -----------   -----------

Balance, December 31, 2001                   1,029,082        10,291     14,532,483          --
--------------------------
Sale of common stock                         1,854,000        18,540        447,640          --

Shares issued for services                   1,365,857        13,659        449,464          --

Series C conversion                          5,500,000        55,000         55,000          --

Shares issued for interest on debentures        69,533           695        277,437          --

Series A preferred stock issuance                 --            --             --       1,996,301

Issue of options to officers at below
   market price                                   --            --          328,823          --

Net income                                        --            --             --            --
                                           -----------   -----------    -----------   -----------

Balance-December 31, 2002                    9,818,472        98,185     16,090,847     1,996,301
-------------------------                  ===========   ===========    ===========   ===========


                                                                            Total
                                            Retained      Treasury     Stockholder's
                                            (Deficit)       Stock          Equity
                                           -----------   -----------    -----------

Sale of common stock post reverse split           --            --          270,000

Net loss                                    (2,727,032)         --       (2,727,032)
                                           -----------   -----------    -----------

Balance, December 31, 2001                 (16,603,059)     (868,002)    (2,928,287)
--------------------------
Sale of common stock                              --            --          466,180

Shares issued for services                        --            --          463,123

Series C conversion                               --            --          110,000

Shares issued for interest on debentures          --            --          278,132

Series A preferred stock issuance                 --            --        1,996,301

Issue of options to officers at below
   market price                                   --            --          328,823

Net income                                   4,168,235          --        4,168,235
                                           -----------   -----------    -----------

Balance-December 31, 2002                  (12,434,824)     (868,002)     4,882,507
-------------------------                  ===========   ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.


                               RTIN HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                                  2002          2001
                                                               ----------    ----------
Cash flows from operating activities:
-------------------------------------
   Net income (loss) from operations                            4,168,235    (2,727,032)
   Adjustments to reconcile net income (loss) to net
     cash used by operating activities:
       Depreciation and amortization                              616,516       315,497
       (Gain) on sale of assets                                      --        (105,823)
       (Gain) on write-down of notes payable                     (550,000)         --
       Charge for options at below market price                   328,823          --
       Benefit for deferred income taxes                             --         (10,000)
       Stock for services                                         463,123       447,109
       Notes payable issued for legal fees                         50,000       500,000
       Interest paid with stock                                   278,132          --
       Write-down and impairment of assets                           --          80,000
       Loss on foreclosure of office building                        --         119,483
       Loss from note payable refinancing                         301,380          --
     Changes in operating assets and liabilities
       (Increase) decrease in inventories                        (187,223)          581
       (Increase) in accounts and notes receivable             (4,421,487)         --
       Decrease in market value of marketable securities             --          24,140
       (Increase) decrease in other assets                         (1,970)        1,970
       Increase (decrease) in accounts payable                    263,893      (137,401)
       Increase in accrued expenses and other liabilities          93,590       659,614
                                                               ----------    ----------
         Net cash provided by (used) in operating activities    1,403,012      (831,862)

Cash flows from investing activities:
-------------------------------------
   Purchase of property and equipment                             (94,689)         --
   Purchase/costs of software                                    (994,309)     (508,753)
   Sale of rights to software                                        --         150,000
   Proceeds from sale of fixed assets                                --         325,000
   Purchase of certificate of deposit                            (924,000)         --
                                                               ----------    ----------
         Net cash (used) in investing activities               (2,012,998)      (33,753)


The accompanying notes are an integral part of these consolidated financial statements.


                               RTIN HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



                                                                        2002          2001
                                                                     ----------    ----------
Cash flows from financing activities:
-------------------------------------
   Proceeds from issuance of long-term debt                             303,505          --
   Principal payments on long-term debt                                 (87,291)       (7,073)
   Increase in cash overdrafts                                             --          14,539
   Payments on notes due to related parties                                --         (47,500)
   Proceeds from sales of common stock                                  466,180       864,552
                                                                     ----------    ----------
         Net cash provided by financing activities                      682,394       824,518
                                                                     ----------    ----------

Net increase (decrease) in cash                                          72,408       (41,097)
-------------------------------

Cash at beginning of year                                                 8,355        49,452
-------------------------                                            ----------    ----------

Cash at end of year (including $7,007 in discontinued assets)            80,763         8,355
-------------------                                                  ==========    ==========

Supplemental cash flow information
----------------------------------
   Interest paid                                                        416,640         6,223
                                                                     ==========    ==========
   Income taxes paid                                                       --            --
                                                                     ==========    ==========

Non-cash investing and financing transactions:
----------------------------------------------
   Debentures converted to preferred stock                           (1,996,301)         --
   Common stock issued for interest                                     278,132         5,000
   Additional paid-in capital created from interest                        --         417,100
   Accrued interest settled for common stock                               --        (422,100)
   Foreclosure on restaurant building                                      --         137,517
   Reduction in notes payable for value of foreclosed buildings            --        (137,517)
   Acquisition of McConnells                                               --         (80,000)
   Notes payable issued for McConnells                                     --          50,000
   Treasury stock issued for McConnells                                    --          30,000
   Reduction in common stock due to reverse stock split                    --        (430,750)
   Additional paid-in capital from reverse stock split                     --         430,750
   Reduction in common stock due to cancellation of
     escrowed shares                                                       --         (50,000)
   Additional paid-in capital from cancellation of escrowed shares         --          50,000
   Settlement of accrued liability by distribution of Ness stock
     received from RSI                                                     --         (50,000)
   Receipt of Ness share distributions in 2000                             --          50,000
   Increase in Series A preferred stock for debentures                1,996,301          --

The accompanying notes are an integral part of these consolidated financial statements.

                               RTIN HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



                                                           2002          2001
                                                        ----------    ----------

Reduction in accrued expenses-stock for interest          (278,132)         --
Reduction in notes payable for settlement                 (550,000)         --
Increase in other income from settlement                   550,000          --
Reduction in accrued expenses for FDIC note settlement    (427,511)         --
Reduction in notes payable for FDIC settlement          (1,366,421)         --
Reduction in fixed assets for FDIC settlement            1,793,932          --
                                                        ----------    ----------
                                                              --            --
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

     The accompanying financial statements for 2002 include the accounts of the Company and its wholly-owned subsidiaries, Safe Med Systems, Inc., Safescript Pharmacies, Inc., Safescript Pharmacies, Inc. #1, #2, and #3, and the discontinued entity Restaurant Teams International.

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

     ------------------------------------------------------

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

      ------------------------------------------

     Revenue Recognition
     As of 2002, the Company recognizes revenue from (1) the sale of a license for a specific territory in the United States, (2) the royalties from pharmacies set up and operated in the territory and (3) the operation of its own pharmacies. In regard to Item 1, the Company recognizes revenue at the time of the sale based upon guidance in Financial Accounting Standards Board (FASB) 45. Also in regard to FASB 45, it recognizes the fee it receives for each pharmacy established by the licensee ($20,000/pharmacy) and the 4% royalty of gross pharmacy sales as income when earned. The Company recognizes revenue from its own pharmacies at the time of the sale of the product. Sales and related costs are recognized by the Company upon the sale of products at restaurant locations. The restaurant business was discontinued in early 2002.

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

     Per Share Data
     Basic earnings (loss) per share (EPS) is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding. Diluted EPS includes potentially dilutive common shares outstanding during the period. Potentially dilutive common shares in connection with stock options and warrants totaling approximately 28,870 shares for 2001 were not included as they are anti-dilutive. In 2002, 2,085,000 shares of options were included as they were dilutive. The effect of discontinued operations on EPS was ($.07)-2002 and ($.60)-2001 per share. See Note 9.

     Stock-Based Compensation
     The Company measures stock-based employee compensation costs using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock-Based Compensation," and related interpretations. Accordingly, compensation cost for stock options and other stock-based employee awards is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount the employee must pay to acquire the stock. The Company granted 2,000,000 and 80,000 stock options to two executive employees during 2002 at $.32 and $2.08 per share, respectively. The Company granted 5,000 stock options to two executive employees during 2001 at $11.50 per share (the quoted market price of the Company's common stock on the date of grant, as adjusted for the 50 to 1 reverse stock split on December 17, 2001).

     ------------------------------------------

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

     ------------------------------------------

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

     ------------------------------------------

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

3.   Accrued Expenses and Other Liabilities
     --------------------------------------

     Accrued expenses and other liabilities at December 31, 2002 and 2001, consist of the following:

                                                              2002        2001
                                                           ---------   ---------

     Accrued interest payable                                 88,622     575,192
     Accrued expenses                                           --       138,702
     Accrued payroll and related taxes                       733,220     278,423
     Deposits received on stock sales                           --       110,000
                                                           ---------   ---------
                                                             821,842   1,102,317
                                                           =========   =========

4.   Notes Payable
     -------------

     Notes Payable at December 31, 2002 and 2001, consists of the following:

                                                              2002        2001
                                                           ---------   ---------

    Note payable to an investment company,
    interest at 9%, remaining unpaid principal
    and accrued interest past due as of June 27,
    2000, secured by pledge of 8,070 shares of
    treasury stock and 2,400 shares of the
    Company's common stock which is owned
    by a major shareholder                                   122,900     122,900

    Note payable to a stockholder, interest at
    10%, due May 9,2002, Secured by assignment
    of investment in McConnells Fine Ice Cream                  --        50,000

    Note payable to a corporation, interest at 8%,
    due on demand, unsecured, See Note 10                       --       500,000

    Note payable to a bank, interest 9.5%,
    monthly principal and interest payments
    of $2,935, remaining unpaid principal
    and interest due past due, unsecured                     110,003     110,003

    Note payable, interest at 11.65%, monthly
    principal and interest payments of $425,
    remaining unpaid principal and accrued
    interest due April 9, 2003, collateralized
    by an automobile                                           6,331      10,317

    Note payable to shareholder, interest 8%,
    due December 31, 2003                                    175,000        --

    Note payable to bank, interest 8%, due on
    demand                                                   100,000        --

    Note payable to corporation, interest at 0%,
    due on demand                                             40,000        --

    Note payable to individual, interest 9.75%,
    due May 11, 2003, unsecured                               25,000        --
                                                           ---------   ---------
           Total notes payable                               579,234     793,220
                                                           =========   =========
Notes payable-discontinued operations:
    Two notes payable to a bank, interest at
    9.5%, monthly principal and interest pay-
    ments totaling $14,620, remaining unpaid
    principal and interest due April 9, 2001,
    collateralized by certain real property
    Loans are in default for failure to make
    scheduled payments                                          --     1,366,421
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

     The 2000 Debentures in the amount of 690,000 remain outstanding as of December 31, 2001. (See Note 9.) During 2002, the Company received authorization for the issuance of its preferred stock. The debentures totaling $1,996,301 were exchanged for the preferred stock, as outlined in
     Note 9. The Company also issued 69,533 shares of common stock to the debenture holders in payment of the $278,132 of interest due on the debentures.

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

     On December 6, 2001, the Company entered into executive employment agreements with Stan Swanson (the Company's Chief Executive Officer) and Curtis Swanson (the Company's Chief Operating Officer). The employment agreements provide for initial terms of four years with automatic extensions of one year periods unless notice of non extension is given by either party 30 days before expiration. The agreements provide for total base salaries of $385,000 in 2002, $440,000 in 2003, $485,000 in 2004, and
     $550,000 in 2005 plus incentive compensation of one and one half percent (1.5%) each of the adjusted net profits of the Company, as defined, plus automobile allowances and life and health insurance coverages. In the event of termination without cause, the executives are entitled to two hundred percent (200%) of the executives base salary in effect on the date of termination plus two hundred percent (200%) of the executives incentive

     --------------------------

     compensation for the fiscal year in which employment is terminated. The executives are also entitled to options to acquire a total of 2,500 shares each of RTIN's post split common stock at $11.50 per share. The options are exercisable as follows: 800 shares each on December 5, 2002, 800 shares each on December 5, 2003 and 900 shares each on December 5, 2004 if still employed by the Company's exercise dates. The executives have amended the agreements in early 2003 to eliminate any incentive pay for 2002.

     Refer to Notes 4 and 8 for details of other transactions with related parties.

7.   Income Taxes
     ------------

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

     ------------

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
                                                      ==========     ==========

8.   Operating Leases
     ----------------

     The Company leases its corporate offices in Longview, Texas from a related party. Total rent paid on that lease in 2002 was $6,423. The Company also leases three locations for its Safescript Pharmacies. Total rent paid on those leases in 2002 was $26,800.

     Future minimum lease commitments at December 31, 2002 are as follows:

                                                Outside     Related
                                                Parties      Party       Total
                                               ---------   ---------   ---------
     December 31, 2003                            32,200       6,423      38,623
     December 31, 2004                            17,100       6,423      23,523
     December 31, 2005                            12,000        --        12,000
     December 31, 2006                            12,000        --        12,000
     December 31, 2007                             4,000        --         4,000
                                               ---------   ---------   ---------
                                                  77,300      12,846      90,146
                                               =========   =========   =========

     The Company entered into a technology lease for managed web-site infrastructure during 2002. That lease is for two years. Total expense charged to operations in 2002 was $75,303. Lease payments under the remaining terms are $100,004-2003 and $41,835-2004.

     In connection with the sale of the Tanners restaurants, the Company sold its rights under the leases on which the restaurants were located to the buyers of the restaurants, however, the various landlords did not release the Company from its obligations under the lease agreements in the event the buyers default under the terms of the lease agreements. This contingent liability is approximately $2,021,000 as of December 31, 2002.

     Refer to Note 15 for subsequent event relative to a lease commitment.

9.   Stockholders' Equity
     --------------------

     Common Stock
     In connection with the lawsuit filed against the former debenture holders, the law firms retained IT/IS, Inc. to provide litigation support to the law firms. In that regard, the Company issued 10,000,000 shares of its common stock to IT/IS, Inc. valued at $100,000 and issued a demand note payable to IT/IS, Inc. for $500,000. The agreement with IT/IS, Inc. contemplates that the $500,000 note is to be paid out of the first $500,000 of recovered amounts received by the Company. Also, the Company agreed to register the 10,000,000 shares of common stock so that they could be sold in the open market to cover the out of pocket expenses of IT/IS, Inc. The Company has an obligation to register the 200,000 shares of (post split) stock issued in connection with the retention of the law firm and IT/IS, Inc.

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

     In February of 2001, the Company and the debentures holders agreed to convert the debentures and accrued interest into 69,533 shares of Common Stock of the Company and 1,999,920 shares of the Company's Convertible Exchangeable Series A Preferred Stock ("Series A Stock"). The debentures were converted during 2002 after receiving authorization from the Secretary of State, as noted above. The Series A Stock has a par value of $.10 per share, cumulative dividend rate of 10% per annum on the face value of $1,999,920, provides for a preferred liquidation preference of $1.00 per share plus any unpaid accumulated dividends in the event of dissolution, liquidation, or winding up of the Company and has no voting rights. The holders of the Series A Stock may at their option convert the Series A Stock to common stock of the Company at any time as follows: (a) at one dollar ($1) per share for each share of common stock during the first twelve months or,

     --------------------

     (b) after the first twelve (12) months, based on 80% of the market value of the common stock at the time of conversion. The Company has the right to redeem the Series A Stock upon cash payment of the greater of the market price of the Company's common stock prior to redemption or 110% of the face value plus accrued but unpaid dividends. Dividends in arrears on cumulative preferred stock at December 31, 2002 were $199,920 and have been deducted in arriving at EPS of common stock. Refer to Note 15.

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

     On November 1, 2001, the Company issued 500,000 shares of Series B preferred stock to Stan Swanson and 500,000 shares of Series B preferred stock to Curtis Swanson for accrued salaries in the amount of $268,502. Since the Secretary of State had not issued a certificate of designation, such Series B Stock has not been shown as issued and outstanding as of December 31, 2001 and the common shares exchanged for the Series B are not shown as issued and outstanding as of December 31, 2001 and salaries in the amount of $268,502 are accrued as of December 31, 2001. See Note 15.

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

     Counsel for the Company has since informed the Company that the offering was an invalid offering and has advised the Company that a formal registered recession offer should be filed. Since the Secretary of State had not issued a certificate of designation for preferred stock and the invalidity of the offering, such Series C stock has not been shown as issued and outstanding as of December 31, 2001, and the cash received has been shown as a liability in the accompanying financial statements. The 16,500,000 shares of Common Stock received was recorded as treasury stock at a value of $.01 per share (the approximate market price of the common stock at the time of receipt). During 2002, the Series C Preferred was converted on a one to one basis for common stock resulting in the issuance of 5,500,000 shares. See Treasury Stock for disposition of treasury shares.

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


9.   Stockholders' Equity (Continued)
     --------------------

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

     A summary of the Company's outstanding stock option transactions is as follows:

                                                   2002                    2001
                                           ---------------------   ---------------------
                                                       Weighted                Weighted
                                                        Average                 Average
                                                       Exercise                Exercise
                                             Shares      Price       Shares      Price
                                           ---------   ---------   ---------   ---------
Outstanding-beginning of year                 20,780      119.78     793,500        2.72
Granted                                    2,080,000         .39     250,000         .23
Forfeited                                     15,780      119.78        --          --
                                           ---------   ---------   ---------   ---------

Outstanding at December 16, 2001                 N/A        --     1,043,500        2.40

Effect of 50 to 1 reverse stock split
  on December 17, 2001                           N/A        --           /50         x50
                                           ---------   ---------   ---------   ---------

Outstanding-end of year after giving
   effect to 50 to 1 reverse stock split
   in 2001                                 2,085,000         .67      20,780      119.78
                                           =========   =========   =========   =========

Options exercisable-end of year            2,085,000         .52      20,780      119.78
                                           =========   =========   =========   =========

Weighted average fair value of options
  granted during the year                        .48         N/A         .23         N/A


     The weighted average  remaining  contractual life of those options is 3 and
     1.67 years in 2002 and 2001, respectively. The exercise prices of outstanding options range from $.32 to $5.00 as of December 31, 2002.

     The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the Company stock options granted during the year ended December 31, 2002, since the option price was equal to the market price on the date of grant, except as noted in the next sentence. The Company granted two officers the right to exchange accrued salary for $311,177 as of May 2002 to 2,000,000 shares of common stock. The stock was trading at $.32 per share on the measurement date and, thus, an additional charge of $328,823 was charged against income in 2002 to record this award. The officers anticipate converting this accrued payroll to stock in July 2003. Had compensation cost been determined based on the fair value at the date of grant for awards issued in 2002 and 2001, pursuant to the employee compensations provisions of SFAS

     --------------------

     123, the Company's net income (loss) and income (loss) per share would have been adjusted to the pro forma amounts indicated:

                                                            2002         2001
                                                         ---------    ---------

     Net income (loss)-as reported                       4,168,235   (2,727,032)
     Net income (loss)-pro forma                         3,167,435   (2,736,557)
     Net income (loss) per common share-as reported            .71        (3.74)
     Net income (loss)-pro forma                               .56        (3.76)

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

     On December 28, 1999, the Company and Debenture Holders reached an agreement to settle their litigation. As part of the settlement, the Company agreed to issue the Debenture Holders an additional 5% of the outstanding principal value of the debentures, payable in Company common

     -----------------------------
     stock (approximately 258,000 shares at December 31, 1999). The approximate value of the shares was recorded as an expense of $116,250 in 1999. However, the Company later determined that further actions of impropriety had occurred and retained a law firm on a contingency basis to pursue its rights and remedies under the law. As a result, both the Company's law suit against the debenture holders and the debenture holders counter claim against the Company have been reactivated and the Company and the debenture holders are again pursuing legal actions against each other. Much discovery remains to be done by all parties to the lawsuits and as a result, no predictions can be made as to the final outcome of the cases. This case was settled in late June 2003; refer to Note 15.

     On October 24, 2001, the Company executed a guaranty agreement in favor of McKesson HBOC, Inc. ("Agreement") guaranteeing payment for pharmaceutical drugs purchased by Pegasus. The agreement requires a ninety (90) day notice for cancellation. In connection with the Settlement Agreement between Medex, Pegasus, and IT/IS, Inc., the Company was to obtain a release from McKesson and the Company has notified McKesson that it is terminating the Agreement. In connection with the Agreement, the Company is contingently liable in the event Pegasus does not pay for pharmaceutical drugs purchased by Pegasus through June 11, 2002. This guarantee has expired as of December 31, 2002 with the Company not making any payments under the agreement.

     Loan Default Litigation
     -----------------------
     As of December 31, 1999, the Company was in default on a promissory note agreement that matured August 26, 1999. In February 2000, the holder of the promissory note filed a lawsuit seeking damages of unpaid principal and accrued interest totaling approximately $444,000, plus attorney's fees. A court awarded the holder of the note a judgment in the amount of $522,900. The judgment was acquired by W/F Investment Corp. ("W/F"). As part of the settlement W/F converted $400,000 of the judgment into 10,680,908 pre-split shares of the Company's common stock. The remaining $122,900 is carried as a note payable.

     Consulting/Employment Agreements
     On December 3, 2001, the Company entered into a consulting agreement with Westpark Capital, Inc. ("Westpark"). The agreement is for a term of six months and provides for the Company to issue Westpark 2,500 shares of the Company's post reverse split common stock and to pay Westpark $5,000 per month for the months January through May of 2002 in addition to the $7,500 the Company paid Westpark on December 3, 2001. The agreement automatically renews for periods of one month unless terminated as provided for in the agreement. In return Westpark is to provide non exclusive consulting advice regarding strategic business and financial planning. Westpark will also receive as compensation one percent (1%) of the gross transaction value of any non-Westpark transaction.

     In April 2002, the Company entered into an executive employment agreement with an individual as its Chief Information Technology Officer. The employment agreement provides for an initial term of four years with an automatic extension of one year unless notice of non-extension is given by either party 30 days before expiration. The agreement provides for total base salaries of $195,000 in 2002, $215,000 in 2003, $235,000 in 2004, and
     $275,000 in 2005 plus incentive compensation of up to %-2002, 45%-2003, 50%-2004 and 2005 of base salary based upon certain criteria, as defined, plus automobile allowances and life and health insurance coverages. In the event of termination without cause, the executive is entitled to two hundred percent (200%) of the executive's base salary in effect on the date of termination plus two hundred percent (200%) of the executive's incentive compensation for the fiscal year in which employment is terminated. The executive is also entitled to options to acquire a total of 250,000 shares each of RTIN's post split common stock at $.10 per share. The options are exercisable as follows: 62,500 shares on January 2003, 87,500 shares on January 2004, and 100,000 shares on January 2005, if still employed by the Company's exercise dates. There was no incentive compensation for 2002.

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

     Common Stock
     The Company has determined that there were several defects in the issuance of the Series C Preferred stock that was exchanged for common stock. If the issue was rescinded, the Company would have to return the $110,000 received in the conversion. However, the Company's legal counsel believes a rescission is unlikely.

11.  Discontinued Operations
     -----------------------

     The following summarizes the net assets from discontinued operations as of December 31, 2002 and 2001.

                                                           2002         2001
                                                        ----------   ----------

     Cash                                                     --          7,007
     Inventories                                              --          6,505
     Buildings and equipment                                  --      2,995,914
     Less accumulated depreciation                            --       (703,333)
     Notes payable                                            --     (1,366,421)
     Cash overdrafts                                          --        (14,539)
     Accounts payable                                         --        (55,564)
     Accrued liabilities                                      --        (36,854)
     Deferred liabilities                                     --        (48,958)
     Net assets                                               --        783,757

     The following summarizes the loss from operations of the discontinued restaurants for the years ended December 31, 2002 and 2001.

                                                          2002          2001
                                                       ----------    ----------

     Revenues
         Sales                                            148,297     1,502,144
         Rental income                                     48,228       247,908
     Costs and expenses
         Costs of revenues                               (107,768)   (1,874,041)
         Depreciation                                    (418,331)      (99,024)
         Other                                            (53,231)         --
     Interest                                                --        (148,005)

     Net loss from discontinued restaurant operations    (382,805)     (371,018)

     -----------------------

     As noted in Note 1, the Company discontinued the operations of its restaurant business. This business was originally acquired in February 2000. They acquired eight restaurants - Tanner's Original Rotisserie Grill ("Tanner's") in Atlanta, Georgia. The Company sold four of the Tanner locations in 2000 and the other four were sold in 2001 at a gain of $105,823. The Company also decided to discontinue its restaurant business in Texas in early 2002. The Company liquidated all the assets related to its restaurant business in 2002 and operations from the restaurant business, including final disposal of its assets are reflected in the statement of operations as discontinued operations.

12.  Segment Reporting
     -----------------

     As of December 31, 2002, the Company only operated in one industry segment, pharmaceutical sales and sales of license territories for pharmacies.

     As of December 31, 2001, the Company operated in only one industry segment, that being the restaurant business.

13.  General and Administrative Expense
     ----------------------------------

     The major component of general and administrative expense (G&A) for 2002 is salaries and related payroll taxes totaling $1,453,076-2002. For 2001, G&A consisted primarily of salaries-$418,201 and professional fees of $1,077,023.

14.  Fourth Quarter
     --------------

     The affect of year-end adjustments on the fourth quarter results increased income by $47,743.

15.  Subsequent Events
     -----------------

     In February 2003, the Company accepted rights to subscribe to 975,363 shares of stock in Safescript Pharmacies of Ohio, Inc. (not a related party) at $.35 per share or $341,377 in return for a reduction in their note receivable. The remaining $508,623 of the note receivable will be paid in cash.

     The Company entered into two lease agreements in February 2003 to open pharmacies in Shreveport and Bossier City, Louisiana. The term is for five years at $2,800 per month for both locations.

     On May 27, 2003, RTIN Holdings, Inc. (RTIN) settled its lawsuit with Medex Systems, Inc., Pegasus Pharmacy, Inc. and two individuals. In consideration for the release, Medex Systems, Inc. conveyed to RTIN its interest in nine

     -----------------

     territories. In receiving these additional territories, RTIN has the right to utilize or resell them (refer to Note 1 for further discussion of territories and rights).

     On June 27, 2003, RTIN completed several transactions as follows:

     Debenture/Investor Transactions

     (A) The Series A preferred stock (1,999,920 shares valued at $1,996,301) were exchanged for common stock at an exchange rate of 2.75 to 1. This resulted in 5,499,780 shares of common stock being issued. The market price on the date of exchange was $1.92. The affect of the exchange is as follows:

     Account                                                  Increase/Decrease
     -------                                                  -----------------

     Preferred stock                                                ($1,996,301)
     Common stock                                                        54,998
     Additional paid-in capital                                       8,194,672
     Retained earnings                                               (6,253,369)
                                                              -----------------
            Total stockholders' equity                                     --
                                                              =================

     (B) RTIN issued 800,000 shares of restricted common stock and received $2,100,000 or $2.625 per share from an investor group. Also, in connection with the issuance of the common stock, the company also issued five Series A 2003 warrants, five Series B 2003 warrants and twenty-five Series C warrants that can be issued after June 30, 2003. Each warrant is exercisable at $1.50 per share and convertible into 100,000 shares of common stock for each warrant for a potential total of 3,500,000 shares of common stock. The warrants are exercisable under certain conditions, as noted below.

          Series A 2003 Warrants - exercisable on a pro rata basis if pre-tax earnings per the audited financial statements is less than $4,097,058. These warrants will be canceled as the Company exceeded that threshold.

          Series B 2003 Warrants - exercisable based upon the 2002 and 2001 audited financial statements not being filed by June 30, 2003. The five warrants are exercisable at a rate of one for each complete weeks the audited statements are not filed after June 30, 2003.

          Series C Warrants - exercisable on a pro rata basis to the extent the Company does not have pre-tax earnings of $4,800,000 for the year ended December 31, 2003, after elimination of all revenue from the sale of market territories and all nonrecurring revenue. The exercise

     -----------------

     price of $1.50 per share is also reduced by $.05 per share for each $100,000 increment the Company does not reach the above earnings goal; however, the price will not be reduced below $.50 per share.

     Litigation Settlement
     On June 27, 2003, RTIN reached a settlement agreement in its lawsuit against Dominion Capital Fund, Ltd., Canadian Advantage Limited Partnership and Sovereign Partners Limited Partnership.

     Leases
     The Company entered into a lease agreement on June 6, 2003 for corporate office space in Longview, Texas. The lease is for twenty-six months at $5,000 per month. Total lease payments for the term of the lease are $30,000-2003, $60,000-2004 and $40,000-2005. In addition to the rent, the
     Company will lease furniture and equipment in the office space for twelve months at $2,167 per month. The Company anticipates moving into this space in early July 2003.

     Acquisition
     The Company purchased 100% of the stock of Medex Systems, Inc. and Pegasus Pharmacy, Inc. on June 27, 2003. The acquisition will be accounted for as a purchase as required by FASB #141. RTIN is purchasing the companies under the following terms: 1) $1,256,000 cash and 2) issuance of 1,250,000 restricted shares of its common stock. RTIN is obtaining the exclusive rights to thirty-four additional territories owned by Medex/Pegasus (these are in addition to the nine territories referred to above). However, seller has retained an interest in those territories and is entitled to receive 75% of the gross proceeds from any sale of those territories until he is paid $5,300,000 at which time he will release his interest in those territories. However, if purchaser does not sell any or enough territories to satisfy the $5,300,000 by the end of three years, interest will be paid on the balance at Wall Street prime; however, that rate will not exceed 7% or be less than 5%. No principal payments are ever due unless the territories are sold. Assets obtained were approximately $495,000 in accounts receivable and inventory, $400,000 in net fixed assets and $5,900,000 (includes liabilities assumed) for the territory, patent rights for the technology and goodwill.

     In conjunction with the purchase of Medex/Pegasus, RTIN settled $2,040,000 of liabilities assumed in the acquisition with the issuance of 1,045,000 restricted shares of common stock. The Company has guaranteed that the creditors who received this stock will receive at least $2.00 per share for it when it is sold.

     The Company has also agreed to settle certain liabilities assumed in the acquisition at $20,590 per month for twenty-four months with the balance of approximately $1,360,000 being paid at that time.

     Medex and Pegasus had revenues of approximately $6,800,000 and a net loss of $800,000 for the year ending December 31, 2002 per their unaudited financial statements.

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

                                Cross Reference

Form 10-KSB Item Number and Caption                Proxy Materials Caption

Item   9.    Directors,    Executive        Election  of  Directors;   Executive
Officers,   Promoters   and  Control        Officers;      Transactions     with
Person;   Compliance   With  Section        Management   and  Certain   Business
16(a) of the Exchange Act.                  Relationships;   and  Section  16(a)
                                            Beneficial    Ownership    Reporting
                                            Compliance

Item 10. Executive Compensation.            Executive Compensation

Item  11.   Security   Ownership  of        Voting   Securities   and  Ownership
Certain    Beneficial   Owners   and        Thereof by Certain Beneficial Owners
Management  and Related  Stockholder        and Management
Matters.

Item 12. Certain  Relationships  and        Transactions   with  Management  and
Related Transactions                        Certain Business Relationships

Item 13.  Exhibits and Reports on Form 8-K

(a) The following documents are filed as exhibits to the Form 10-KSB of RTIN Holdings, Inc. and incorporated by reference


Exhibit                        Description
No.
2.2 Stock Purchase Agreement dated December 6, 2001 between Restaurant Teams International, Inc., MedEx Systems, Inc., Pegasus Pharmacy, Inc., Laurence Solow and Ann E. Rau. (incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on December 13, 2001.)

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

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 3rd of July 2003.

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

Signature                               Title                           Date


 /s/ Stanley L. Swanson    Director and Chief Executive Officer     July 3, 2003
-----------------------
Stanley L. Swanson

 /s/ Curtis A. Swanson     Director, President, Chief Operations    July 3, 2003
-----------------------    Officer, Chief Financial Officer,
Curtis A. Swanson          and Chief Accounting Officer

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


Date:    July 3, 2003

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


Date:    July 3, 2003

/s/  Curtis A. Swanson
     Curtis A. Swanson
     Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of RTIN Holdings, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stanley
L. Swanson, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Stanley L. Swanson
Stanley L. Swanson
Chief Executive Officer
July 3, 2003

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of RTIN Holdings, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Curtis
A. Swanson, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Curtis A. Swanson
Curtis A. Swanson
Chief Financial Officer
July 3, 2003

                                  EXHIBIT INDEX


Exhibit                                 Description
No.

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