Form 10QSB
period 2003-06-30
RTIN HOLDINGS INC
filed 2003-08-20
CIK 921066

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        Form 10-QSBForm 10-QSBForm 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003
                                                 -------------

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from                  to
                                          ----------------    ----------------

                        Commission file number 001-13559
                                               ---------

                               RTIN Holdings, Inc.
                               -------------------
                 (Name of small business issuer in its charter)

                         Texas                           75-2968064
      (State of other jurisdiction of       (I.R.S. Employer Identification No.)
        incorporation or organization

911 W. Loop 281, Suite 408  Longview, Texas                 75604
 (Address of principal executive offices)                (Zip Code)

                    Issuer's telephone number (903) 295-6800


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]


Number of shares outstanding of each of the issuer's classes of common stock, as of July 21st, 2003 was 23,248,517 shares of common stock, par value $.01.

                               RTIN HOLDINGS, INC.


                                                                        Page No.

PART I   FINANCIAL INFORMATION............................................

Item 1.  Financial Statements.............................................  3
         --------------------

         Table of Contents to Financial Information.......................  4

         Condensed Balance Sheets as of December 31, 2002 and
         June 30, 2003....................................................  5

         Condensed Statements of Operations for Three Month Periods
          Ended June 30, 2002 and June 30, 2003  .........................  7

         Condensed Statements of Operations for Six Month Periods
          Ended June 30, 2002 and June 30, 2003  .........................  8

         Condensed Statements of Cash Flow for the Six Month Periods
         Ended June 30, 2002 and June 30, 2003............................  9

         Notes to Interim Condensed Financial Statements .................  10

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations....................  18
         ---------------------------------------------


PART II  OTHER INFORMATION................................................  20

Item 2.  Changes in Securities............................................  20
         ---------------------

Item 4.  Submission of Matters to a Vote of Security Holders..............  20
         ---------------------------------------------------

Item 6.  Exhibits and Reports on Form 8-K.................................  20
         --------------------------------

Signatures................................................................  21

Certifications............................................................  22

Item  1.  FINANCIAL STATEMENTS
















                               RTIN Holdings, Inc.
                              Financial Statements
                               As of June 30, 2003

                               RTIN Holdings, Inc.

                              Financial Statements


                               As of June 30, 2003


                                    Contents
Financial Statements

Balance Sheet................................................................F-1
Statements of Operations.....................................................F-3
Statements of Cash Flow......................................................F-5
Notes to Financial Statements................................................F-6

                               RTIN Holdings, Inc.
                            Condensed Balance Sheets
                     For The Year End December 31, 2002 and
                      Six-Month Period Ended June 30, 2003

                                     ASSETS

Current Assets                                June 30, 2003   December 31, 2002

Certificate of Deposit                              640,000             924,000
Cash                                              1,120,148              80,763
Inventory                                           706,704             187,223
Accounts Receivable                               1,300,251             126,466
Note Receivable - Current Portion                 1,404,317           1,309,021
Marketable Securities                             2,000,000                   0
Prepaid Expense                                       9,606                   0
Interest Income Acc                                  89,539                   0
                                                -----------         -----------
Total Current Assets                              7,278,225           2,627,473


Property & Equipment, at cost

Fixtures & Equipment                                702,754              75,812
Vehicles                                             64,912                   0
Buildings & Leasehold Improvements                   48,962               9,843
Accumulated Depreciation                           (333,630)            (16,086)
                                                -----------         -----------

Net Property & Equipment                            482,998              69,519

Notes Receivable Less Current Portion               986,000           2,986,000
Other Assets                                              0                   0
Non Marketable Securities                           341,376                   0
Allowance on Asset Impairment                      (300,000)                  0
Territories for Sale                              8,726,245                   0
Patents on Med Tech                                 500,000                   0
Accumulated Amortization                           (447,608)                  0
Deposits                                             11,260               1,970
Cost of Technology                                  780,803           1,130,963
Research & Development                              572,259                   0
                                                -----------         -----------

Total Other Assets                               11,170,336           4,118,933

Total Assets                                     18,931,558           6,815,975


                              RTIN Holdings, Inc.
                            Condensed Balance Sheets
                     For The Year End December 31, 2002 and
                      Six-Month Period Ended June 30, 2003

                              Liabilities & Equity

Current Liabilities                              June 30, 2003     December 31, 2002
Cash Overdrafts                                         50,905                     0
Accounts Payable                                     3,619,661               532,392
Accrued Expenses & Other Liabilities                 1,392,049               821,842
Current Portion Notes Payable                          790,493               579,234
                                                   -----------           -----------

Total Current Liabilities                            5,853,108             1,933,468

Note Payable                                           621,686                     0

Deferred Rent                                            9,658                     0

Deferred Liabilities                                     9,658                     0


Total Long Term Liabilities                            631,344                     0

Total Liabilities                                    6,484,452             1,933,468


Stockholder's Equity (Deficit)
Common Stock                                           193,351                98,185
Series A Preferred Stock                                     0             1,996,301
Additional Paid in Capital                          24,425,078            16,090,847
Retained Earnings - Prior                          (12,434,824)          (12,434,824)
Retained Earnings - Current                          1,131,503                     0
                                                                         -----------
Less 197,162 Treasury Shares @ Cost                   (868,002)             (868,002)
                                                   -----------           -----------
Total Shareholder's Equity                          12,447,106             4,882,507

Total Liabilities & Stockholder's Equity            18,931,558             6,815,975


                               RTIN Holdings, Inc.
                           Condensed Income Statements
                        For The Three Month Periods Ended
                         June 30, 2002 and June 30, 2003

Revenue                              3 Months Ended June 30, 2003    3 Months Ended June 30, 2002
Income - License Fees                                     600,000                         779,000
Income - Royalty                                           20,304                               0
Revenue Write Down                                              0                      (1,500,000)
Income - Pharmacy                                       2,037,473                         107,550
                                                       ----------                      ----------
Total Revenue                                           2,657,777                        (613,450)

Operating Costs & Expenses

Cost of Sales                                           1,325,631                          66,286
General & Administrative Expenses                         904,586                         465,647
Depreciation & Amortization                               117,392                          85,050
                                                       ----------                      ----------
Total Operating Costs & Expenses                        2,347,609                         616,983

Non Operating (Income) Expense
Other Income                                               (9,666)                        441,892
Interest Expense                                           10,862                         100,725
Gain on Sale of Assets                                          0                        (345,655)
Interest Income                                           (54,634)                              0
Discontinued Operations                                         0                          36,917
Asset Impairment                                          300,000                               0
Gain on Asset Impairment                                        0                      (4,500,000)
                                                       ----------                      ----------

Total Non Operating (Income) Expense                      246,562                      (4,266,121)

Income Before Income Taxes                                 63,606                       3,035,689


Income Tax Benefit                                              0                               0

Net Gain (Loss)                                            63,606                       3,035,689

Earnings Per Share
Weighted Average Outstanding                           $      .01                      $      .35



                               RTIN Holdings, Inc.
                           Condensed Income Statements
                         For The Six Month Periods Ended
                         June 30, 2002 and June 30, 2003

                             Statement of Operations

Revenue                           6 Months ended June 30, 2003       6 Months Ended June 30, 2002

Income - License Fees                                  600,000                        $ 5,779,000
Revenue Write Down                                           0                        $(1,500,000)
Income - Rental                                              0                        $    48,228
Income - Pharmacy                                    3,195,903                        $   107,550
Income - Royalty                                        36,988                                  0
                                                   -----------                        -----------

Total Revenue                                        3,832,891                        $ 4,434,778

Operating Costs & Expenses

Cost of Sales                                        2,082,052                        $    66,286
General & Administrative Expenses                    1,604,237                        $   913,136
Depreciation & Amortization                            234,582                        $   139,050
                                                   -----------                        -----------

Total Operating Costs and Expenses                   3,920,871                        $ 1,118,471

Non Operating (Income) Expense
Other Income-Stock Requisition                      (1,398,000)                                 0
Asset Impairment                                       300,000                                  0
Other Income                                            (9,666)                       $   439,085
Interest Income                                       (133,129)                                 0
Interest Expense                                        21,312                        $   199,725
Discontinued Operations                                      0                        $   107,925
Gain on sale of Assets                                       0                        $  (345,655)
                                                   -----------                        -----------

Total Non Operating (Income) Expense                (1,219,483)                       $  (401,080)

Income Before Income Taxes                         $ 1,131,503                        $ 2,915,226

Income Tax Benefit                                           0                                  0

Net Gain                                           $ 1,131,503                        $ 2,915,226

Earnings Per Share
Weighted Average Outstanding                       $       .08                        $       .34


                               RTIN HOLDINGS, INC.
                             STATEMENTS OF CASH FLOW
                         For The Six Month Periods Ended
                         June 30, 2002 and June 30, 2003
                                                                         June 30, 2002    June 30, 2003
                                                                         -------------    -------------
Cash Flows From Operating Activities
      Net Profit (Loss)                                                  $   2,915,226    $   1,131,503
      Adjustments to Reconcile Net Loss to Net Cash Used by
         Operating Activities
           Depreciation & Amortization                                   $     139,050    $     765,152
           Stock for Services                                            $     229,316    $     119,340
      Changes in Operating Assets and Liabilities
           Decrease (Increase) in Inventories                            $     (27,659)   $    (519,481)
           (Increase) decrease in Accounts Receivable                    $       3,505    $  (1,173,785)
           Decrease in Cash Overdrafts                                   $     (14,539)   $      50,905
           Increase (Decrease) in Accounts Payable                       $     220,499    $   3,087,269
           (Decrease) in notes due related parties                       $           0    $    (130,000)
           Increase (Decrease) in notes payable                          $           0    $     832,945
           (Increase) in interest income accrual                         $           0    $     (89,539)
           Increase (Decrease) of asset impairment                       $           0    $     300,000
           Increase in Deposits and Prepaid Expenses                     $       6,970    $     (18,896)
           (Increase) Decrease in Note Receivable                        $  (3,658,980)   $   1,904,704
           Increase in Research & Development                            $     157,237    $    (222,099)
           Increase (Decrease) in Accrued Expenses & Other Liabilities   $    (504,459)   $     579,865
                   Net Cash Used in Operating Activities                 $     209,920    $   6,620,883

Cash Flows From Investing Activities
           Purchase of Property & Equipment                              $     (66,878)   $  (9,957,218)
           (Increase) in Marketable Securities                           $           0    $  (2,000,000)
            (Increase in Non-Marketable Securities                       $           0    ( $   341,376)
           Purchase of Rights to Software                                $    (462,050)   $           0
           Proceeds from Sale of Property & Equipment                    $      25,000    $           0
           Change in assets of discontinued operations                   $           0    $           0

                   Net Cash Used in Investing Activities                 $    (503,928)   $ (12,298,594)

Cash Flows From Financing Activities
           Change in Convertible Debentures                              $  (1,999,301)   $           0
           Change in Common Stock                                        $   1,109,047    $      95,166
           Change in Series A Preferred Stock                            $   1,999,920    $  (1,996,301)
            Additional Paid in Capital from Common Stock                 $           0    $   8,334,231
           Proceeds from issuance of Notes Due Related Parties           $     187,000    $           0
                   Net Cash Provided by Financing Activities             $   1,299,666    $   6,433,096

NET INCREASE (DECREASE) IN CASH                                          $      51,984    $     755,385
CASH  BEGINNING OF YEAR                                                  $       8,355    $   1,004,763
CASH AT END OF PERIOD                                                    $      60,339    $   1,760,148

                               RTIN Holdings, Inc.
                 Notes to Interim Condensed Financial Statements
                         For The Six Month Periods Ended
                         June 30, 2001 and June 30, 2002

Note 1.  Basis of Presentation

         The condensed financial statements of RTIN Holdings, Inc. (the "Company") as of June 30, 2002 and June 30, 2003 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management; necessary to fairly state the operating results for the respective periods. However, these operating results are not necessarily indicative of the results expected for the full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principals have been omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the notes to the financial statements contained in the Form 10-KSB A-2 filed July 7, 2003. Company management believes that the disclosures are sufficient for interim financial reporting purposes.

Note 2:  Organization and description of business

         RTIN Holdings, Inc. ("the Company"), a Texas Corporation. The Company operations focus exclusively on the pharmaceutical sector through the operation of its four wholly owned subsidiaries, MedEx Systems, Inc ("MedEx"), Safe Med Systems, Inc. ("SafeMed"), Pegasus Pharmacies, Inc. ("Pegasus") and Safescript Pharmacies, Inc. ("Safescript"). Both SafeMed and Safescript are Texas Corporations and MedEx and Pegasus are Louisiana corporations..

         The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries Safe Med Systems, Inc. and Safescript Pharmacies, Inc. for the period ended June 30, 2003. The Company acquired MedEx and Pegasus on June 27, 2003 and therefore the statements of operations do not contain the revenue or expenses of MedEx and Pegasus for the period of January 1, 2003 through June 27, 2003. All significant intercompany balances and transactions have been eliminated in the consolidation.

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

         Concentrations of Credit Risk
         -----------------------------

         The Company places its cash in what it believes to be credit-worthy financial institutions. Cash balances may exceed FDIC insured levels at times during the year. As of June 30, 2003, $1,446,375 exceeded the FDIC insured limits represented by balances of $400,070 for the Company's wholly owned subsidiary Safescript Pharmacies, Inc., $706,305 for the Company and $540,000 in a certificate of deposit.

         The Company extends credit from time to time to others, generally on a short-time basis, in regard to the sale of license territory areas. The Company currently has extended credit to one company for the license rights to territory on the west coast of the U.S. Management has reviewed the credit worthiness of the major owner and investors of the Company and believes that the concentration of credit risk is adequately secured. The concentration of credit risk as of June 30, 2003 has been reduced from $3,186,000 at year end 2002 to $1,197,929 through the payments made to the Company by the west coast market partner and the conversion of $2,000,000 of the note receivable to convertible Series A Preferred stock of the market partner.

Note 4:  Acquisition

         The Company purchased 100% of the stock of Medex Systems, Inc. and Pegasus Pharmacy, Inc. on June 27, 2003. The acquisition will be accounted for as a purchase as required by FASB #141. RTIN is purchasing the companies under the following terms: 1) $1,256,000 cash and 2) issuance of 1,250,000 restricted shares of its common stock. RTIN is obtaining the exclusive rights to thirty-four additional territories owned by Medex/Pegasus (these are in addition to the nine territories obtained by the Company in its prior settlement agreement with MedEx/Pegasus). However, seller has retained an interest in those territories and is entitled to receive 75% of the gross proceeds from any sale of those territories until he is paid $5,300,000 at which time he will release his interest in those territories. However, if purchaser does not sell any or enough territories to satisfy the $5,300,000 by the end of three years, interest will be paid on the balance at Wall Street prime; however, that rate will not exceed 7% or be less than 5%. No principal payments are ever due unless the territories are sold. Assets obtained were approximately $495,000 in accounts receivable and inventory, $400,000 in net fixed assets and $5,900,000 (includes liabilities assumed) for the territory, patent rights for the technology and goodwill.

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

         Medex and Pegasus had revenues of approximately $6,800,000 for the year ending December 31, 2002 and revenues of approximately $4,373,582 for the period ending June 30, 2003, per their un-audited financial statements.


         Following is the pro-forma financial statements based on the combined financial results as if the Companies had been acquired on January 1, 2002.

                               RTIN Holdings, Inc.
                                    Pro Forma
                           Condensed Income Statements
                        For The Three Month Periods Ended
                         June 30, 2002 and June 30, 2003

Revenue                              3 Months Ended June 30, 2003    3 Months Ended June 30, 2002

Income - License Fees                                     600,000                         779,000
Revenue Write Down                                              0                      (1,500,000)
Income - Pharmacy                                       4,107,709                       1,417,845
Income - Misc                                              15,283                               0
Income  - Royalties                                        20,304                               0
                                                       ----------                      ----------

Total Revenue                                           4,743,296                         696,845

Operating Costs & Expenses

Cost of Sales                                           2,807,287                       1,023,246
General & Administrative Expenses                       2,360,296                       1,101,591
Depreciation & Amortization                               117,392                         129,732
                                                       ----------                      ----------


Total Operating Costs & Expenses                        5,284,976                       2,254,569

Non Operating (Income) Expense
Other Income                                               (9,666)                        441,892
Interest Expense                                           10,862                         100,725
Gain on Sale of Assets                                          0                        (345,655)
Interest Income                                           (54,634)                              0
Discontinued Operations                                         0                         (36,917)
Gain on Asset Impairment                                        0                      (4,500,000)
Asset Impairment
                                                          300,000                               0

Total Non Operating Income  (Expense)
                                                          246,562                      (4,339,955)

Income Before Income Taxes                               (788,243)                      2,782,231


Income Tax Benefit                                              0                               0

Net Gain (Loss)                                          (788,243)                      2,782,231



                               RTIN Holdings, Inc.
                                    Pro-Forma
                           Condensed Income Statements
                         For The Six Month Periods Ended
                         June 30, 2002 and June 30, 2003


                             Statement of Operations

Revenue                           6 Months ended June 30, 2003    6 Months Ended June 30, 2002

Income - License Fees                                  600,000                     $ 5,779,000
Revenue Write Down                                           0                     $(1,500,000)
Income - Rental                                              0                     $    48,228
Income - Pharmacy                                    7,543,899                     $ 2,251,523
Income -MedEx                                           25,586                     $   953,047
Income - Royalty                                        36,988                     $         0
                                                   -----------                     -----------

Total Revenue                                        8,206,473                     $ 7,531,798

Operating Costs & Expenses

Cost of Sales                                        5,170,335                     $ 1,600,346
General & Administrative Expenses                    4,000,965                     $ 2,280,744
Depreciation & Amortization                            234,582                     $   226,492
                                                   -----------                     -----------

Total Operating Costs and Expenses                   9,405,882                     $ 4,107,582

Non Operating (Income) Expense
Other Income-Stock Requisition                      (1,398,000)                    $         0
Asset Impairment                                       300,000                     $         0
Other Income                                            (9,666)                    $   439,086
Interest Income                                       (133,129)                    $         0
Interest Expense                                        21,312                     $   199,725
Discontinued Operations                                      0                     $   107,925
Gain on sale of Assets                                       0                     $  (345,655)
                                                   -----------                     -----------

Total Non Operating Income (Expense)                (1,219,483)                    $   401,081

Income Before Income Taxes                              20,074                     $ 3,023,135

Income Tax Benefit                                           0                     $         0

Net Gain                                                20,074                     $ 3,023,135

Note 5:  Accrued expenses and other liabilities

         Accrued expenses and other liabilities at December 31, 2002 and June 30, 2003, consist of the following:

                                           December 31, 2002       June 30, 2003
                                           -----------------   -----------------
   Accrued Interest Payable                $          88,622   $         108,145
   Accrued Payroll and Related Taxes                 733,220           1,029,411
   Sales Taxes Payable                                     0             254,493


Total                                                821,842           1,392,049
                                           -----------------   -----------------

Note 6:  Related party transactions

         On December 6, 2001, the Company entered into executive employment agreements with Stan Swanson (the Company's former Chief Executive Officer) and Curtis Swanson (the Company's current Chief Executive Officer). The employment agreements provide for initial terms of four years with automatic extensions of one year periods unless notice of non extension is given by either party 30 days before expiration. The agreements provide for total base salaries of $200,000 and $185,000 respectively in 2002, $200,000 and $240,000 respectively in 2003, $225,000 and $260,000 respectively in 2004, and $250,000 and $300,000 respectively in 2005 plus incentive compensation of one and one half percent (1.5%) each of the adjusted net profits of the Company, as defined, plus automobile allowances and life and health insurance coverage. In the event of termination without cause, the executives are entitled to two hundred percent (200%) of the executives' base salary in effect on the date of termination plus two hundred percent (200%) of the executives' incentive compensation for the fiscal year in which employment is terminated. The executives are also entitled to options to acquire a total of 2,500 shares each of RTIN's common stock at $11.50 per share. The options are exercisable as follows: 800 shares each on December 5, 2002, 800 shares each on December 5, 2003 and 900 shares each on December 5, 2004 if still employed by the Company's exercise dates. Both executives have amended the agreements in early 2003 to eliminate any incentive pay for 2002 or 2003.

         On July 11, 2003 Stan Swanson resigned as the Company's Chief Executive Officer and Chairman of the Board and was replaced by Curtis A. Swanson. Additionally, Mr. Swanson or his designee was granted the right to purchase the license rights for the Company's Safescript Pharmacy and SafeMed System's model in the Detroit, Michigan CMSA at prevailing market price from the Company. The base price of the market being the same as has previously been established by the Company for the sale of territory rights Mr. Swanson was granted extended payment terms for the "up front" license fee payment of $726,000 for a 22 unit license which is to be paid in a balloon installment on July 11, 2006. (See "Subsequent Events" - Note 9)The balance of the license agreement terms inclusive of the payment of $20,000 for each unit licensed and 4% of gross sales are consistent with other license agreements entered into by the Company. In consideration for the above described severance package Mr. Swanson waived all rights due under the Employment Contract or any other agreements of any nature between Stan Swanson and the Company.

         Safe Med Solutions, LLC a Montana Limited Liability Company controlled by Carole Swanson, wife of Stan Swanson (the Company's former Chief Executive Officer) and former corporate secretary of the Company has purchased the license rights to operate the Company's concept in the Montana MSA. The sale was made at prevailing market price of $99,000 for a 3 unit license and with the same continuation costs and license fees of $20,000 per unit and 4% of gross sales as has been previously established by the Company for similar licensed transactions. (See "Subsequent Events" - Note 9)

         On June 27, 2003 the executives of the Company converted their entire accrued and unpaid payroll due them from the Company to Common Stock of the Company. The result of the transaction was a reduction to accrued expenses of $527,973 and an increase to the outstanding Common Stock of 2,200,000. This conversion was made pursuant to the rights grant on May 6, 2003 and in accordance with the corporate governance provision requirements of the private placement of $2,100,000 described in the 8-K filed July 9, 2003.

Note 7:  Stockholders' equity (deficit)

         Common Stock
         ------------

         In  connection  with the  conversion of the accrued  payroll  described above as well as all of the Company's previously issued Series A Preferred stock and the private placement of an additional $2,100,000 of common stock and warrants of the Company the Company's outstanding shares increased by 9,516,643 during the 6 month period ending June 30, 2003 to 19,335,115.

         Preferred Stock
         ---------------

         The Company has 10,000,000 shares of preferred stock authorized with zero shares of preferred outstanding. The preferred stock may be issued with rights or preferences as determined by the board of directors. The Company and its previous Series A preferred stock to common stock pursuant to the conversion commitment agreement between the parties which is described in more detail and attached as an exhibit to the form 8-K filed July 9, 2003.

Note 8:  Commitments and Contingencies

         In  connection  with the  acquisition  of MedEx and Pegasus the Company provided the selling shareholder of MedEx and Pegasus with indemnification with respect to $1,360,000 in obligations owed by the acquired companies and guaranteed by the selling shareholder. The Company has been in negotiation with several of these creditors (the "Indemnified Creditors") in an effort to negotiate a settlement of the obligations. In addition, the acquired companies had approximately $3,846,874 in obligations which the Company did not indemnify the selling shareholder of MedEx and Pegasus from. These liabilities are reflected on the consolidated balance sheet of the Company as payables, accrued expenses, or long term liabilities for which the Company believes a significant reduction is possible.

         The Company has terminated the prior president of its wholly owned subsidiary Safescript Pharmacies, Inc. Although their can be no guarantees, the Company believes that it had rightful cause for termination and that no further obligations to this individual will be incurred.

Note 9:  Subsequent Events

         On July 11, 2003 the Company entered into an agreement with CORXSYSTEMS, INC. to the licensing rights to the Detroit, Michigan CMSA for $726,000 payable on or before July 11, 2006. In addition to the up front licensing fee the Company will also receive $20,000 for each pharmacy opened in these territories by CORXSYSTEMS, INC. as well as 4% of gross revenue from each pharmacy location. (See "Related Party Transactions" - Note 6). In remaining consistent with the Company's policy regarding recognition of revenue associated with the sale of license rights the Company will recognize $726,000 in revenue from this sale in the third quarter of 2003, but in determining the carrying value of the note receivable management has determined that there will not be sufficient consideration paid to retain the note as unimpaired and as such will impair the entire $726,000 balance until such time as the collateral, together with subsequent payments, is such that FASB 66 has been satisfied as to impairment.

         On July 11, 2003 the Company entered into an agreement with SAFE MED SOLUTIONS, LLC. to the licensing rights to Montana MSA for $99,000. In addition to the up front licensing fee the Company will also receive $20,000 for each pharmacy opened in these territories by SAFE MED SOLUTIONS, LLC as well as 4% of gross revenue from each pharmacy location. (See "Related Party Transactions" - Note 6).

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

Overview

RTIN Holdings, Inc. is a Texas Corporation. The Company currently owns four subsidiary divisions, Safe Med Systems, Inc. (a Texas corporation) and
Safescript Pharmacies, Inc. (a Texas corporation), MedEx Systems, Inc. (a Louisiana corporation) and Pegasus Pharmacies, Inc. (a Louisiana corporation). Under the Safescript Pharmacies division the Company has pharmacies open in the markets of Longview, Tyler, and Texarkana, Texas as well as Shreveport and Bossier City, Louisiana. Under the Pegasus Pharmacy division the Company has pharmacies open in Jefferson, New Orleans, and Baton Rouge, Louisiana. The Company also has seven market partners whom are opening Safescript Pharmacies in various locations throughout the United States.

Results of Operations

         Comparison of Six Months Ended June, 2002 and June 30, 2003

         Revenues. For the six months ended June 30, 2003, the Company generated revenues of $3,195,903 from pharmacy operations, an increase of $3,088353 compared to revenues from pharmacy operations in the same period of 2002 of $105,550. The increase in revenue is due to the increased sales volumes in the Company's Texas pharmacy operations. In addition, management believes that the revenue which will be generated through the future license fees charged on a per store basis and the revenue from the 4% of gross sales which is charged to each licensee for support will eventually offset if not exceed the license fee revenue generated by the up front license sales.

         Costs and Expenses. Costs and expenses for the six months ended June 30, 2003 increased by $2,802,400 or 250% to $3,920,871 as compared to $1,118,471 for the corresponding period of 2002. This increase was due primarily to the increase in cost of goods sold attributed to the increase in pharmacy sales. This increase in cost of goods accounted for $2,015,766 of the increase. The balance of the increase in costs and expenses is primarily attributed to the legal and other acquisition and placement costs associated with the Company's recent MedEx and Pegasus acquisitions, the recently completed private placement, and other general and administrative expense associated with the development of the Company's business models.

         Net Profit and Loss. The Company had a net profit for the six months ended June 30, 2003 of $1,131,503 compared to net profit of $2,915,226 for the corresponding six months of 2002. This reduction in profit reflected an initial concentration in 2002 of license sales associated with the Company's market partner territorial purchases. Managements' primary focus in 2003 has been the increase in unit level pharmacy sales and completion of the MedEx and Pegasus acquisitions.

         Comparison of Three Months Ended June, 2001 and June 30, 2002

         Revenues. For the three months ended June 30, 2003, the Company generated revenues of $2,037,473 from pharmacy operations, an increase of $1,929,923 compared to revenues from pharmacy operations in the same period of 2002 of $105,550. The increase in revenue is due to the increased sales volumes in the Company's Texas pharmacy operations.

         Costs and Expenses. Costs and expenses for the three months ended June 30, 2003 increased by $1,730,626 or 280% to $2,347,609 as compared to $616,983 for the corresponding period of 2002. Again, this increase was due to primarily to the increase in cost of goods sold attributed to the increase in pharmacy sales. This increase in cost of goods accounted for $1,259,345 of the increase. Once again, the balance of the increase in costs and expenses for the period was primarily attributed to the legal and other acquisition and placement costs associated with the Company's recent MedEx and Pegasus acquisitions, the recently completed private placement, and other general and administrative expense associated with the development of the Company's business models.

         Net Profit and Loss. The Company had a net profit for the three months ended June 30, 2003 of $63,606 compared to a gain of $3,035,689 for the corresponding three months of 2002. The net profit for this 3 month period in 2002 was the result of a $4,500,000 gain on the reversal of an asset impairment associated with the sale of the west coast market territory which was initially impaired in the first quarter of 2002 and then reversed in the second quarter of 2002 when the transaction was restructured from an equity transaction to cash and receivables.

Liquidity and Capital Resources

Cash flow from operations is not sufficient to fund the Company's business plan and the Company will require additional capital for research and development of the Safe Med Systems and MedEx technology and the construction of additional Safescript Pharmacies. The Company intends to obtain the necessary funds for operation by collection of the receivables associated with the sale of the Safescript territories to its market partners, obtaining extended payment terms from its suppliers, incurrence of additional indebtedness, and/or sale of equity interests in the Company. There is no assurance that sufficient funds will be available from such sources and the lack of sufficient funds may adversely impact the realization of the Company's business goals.

Subsequent Events

On July 11, 2003 the Company entered into an agreement with CORXSYSTEMS, INC. to the licensing rights to the Detroit, Michigan CMSA for $726,000 payable on or before July 11, 2006. In addition to the up front licensing fee, the Company will also receive $20,000 for each pharmacy opened in these territories by CORXSYSTEMS, INC. as well as 4% of gross revenue from each pharmacy location. (See "Related Party Transactions" - Note 6 to accompanying financial statements).

On July 11, 2003 the Company entered into an agreement with SAFE MED SOLUTIONS, LLC. to the licensing rights to Montana MSA for $99,000 in cash. In addition to the up front licensing fee, the Company will also receive $20,000 for each pharmacy opened in these territories by SAFE MED SOLUTIONS, LLC as well as 4% of gross revenue from each pharmacy location. (See "Related Party Transactions" -
Note 6 to accompanying financial statements).

                           PART II - OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES

Common Stock
------------

         In connection with the conversion of the accrued payroll described in related party transactions (Note 6 to accompanying financial statements) as well as all of the conversion of the Company's previously issued Series A Preferred stock and the private placement of an additional $2,100,000 of common stock and warrants of the Company the Company's outstanding shares increased by 9,516,643 during the 6 month period ending June 30, 2003 to 19,335,115.

Preferred Stock
---------------

         The Company has 10,000,000 shares of preferred stock authorized with zero shares of preferred outstanding. The preferred stock may be issued with rights or preferences as determined by the board of directors. The Company and its previous Series A preferred stock to common stock pursuant to the conversion commitment agreement between the parties which is described in more detail and attached as an exhibit to the form 8-K filed July 9, 2003.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Hereafter set forth as an exhibit to the Form 10-QSB of RTIN Holdings, Inc. is the following exhibit: None

         (b)      Current Reports on Form 8-K:

                  The Company filed the following reports on Form 8-K during the quarter ended June 30, 2003: None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  RTIN Holdings, Inc.
                                  (Registrant)

Date:    August 19, 2003          By: /s/ Curtis A. Swanson
                                     Stanley L. Swanson, Chief Executive Officer
                                     (Duly Authorized Signatory)

Date:    August 19, 2003          By: /s/ Steve Cavender
                                     Steve Cavender, Senior Accounting Officer
                                     (Duly Authorized Signatory)

                                 CERTIFICATIONS


I, Curtis A. Swanson, the Principal Executive Officer of RTIN Holdings, Inc., certify that:

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


Date:    August 19, 2003

/s/      Curtis A. Swanson
         Curtis A. Swanson
         President and Chief Executive Officer

I, Steve Cavender, the Principal Financial Officer of RTIN Holdings, Inc., certify that:


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


Date:    August 19, 2003

/s/      Steve Cavender
         Steve Cavender
         Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of RTIN Holdings, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Curtis A. Swanson, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Curtis A. Swanson
Curtis A. Swanson
President and Chief Executive Officer
August 19, 2003

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of RTIN Holdings, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Steve Cavender, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Steve Cavender
Steve Cavender
Chief Financial Officer
August 19, 2003