Form 10QSB
period 2003-09-30
RTIN HOLDINGS INC
filed 2003-11-19
CIK 921066

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003
                                               ------------------

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]


Number of shares outstanding of each of the issuer's classes of common stock, as of November 13, 2003 was 24,991,397 shares of common stock, par value $.01.

                               RTIN HOLDINGS, INC.


                                                                        Page No.
                                                                        --------

PART I   FINANCIAL INFORMATION..........................................

Item 1.  Financial Statements...........................................
         --------------------

         Condensed Balance Sheets as of December 31, 2002 and
          September 30, 2003.............................................   1

         Condensed Statements of Operations for Three Month Periods
          Ended September 30, 2002 and September 30, 2003  .............    2

         Condensed Statements of Operations for Nine Month Periods
          Ended September 30, 2002 and September 30, 2003  .............    3

         Condensed Statements of Cash Flow for the Nine Month Periods
          Ended September 30, 2002 and September 30, 2003...............    4

         Notes to Interim Condensed Financial Statements ...............    6

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations..................   7
          ---------------------------------------------


PART II  OTHER INFORMATION..............................................   17

Item 2.  Changes in Securities..........................................   17
         ---------------------

Item 4.  Submission of Matters to a Vote of Security Holders............   17
         ---------------------------------------------------

Item 6.  Exhibits and Reports on Form 8-K...............................   18
         --------------------------------

Signatures..............................................................   19

Item  1.  FINANCIAL STATEMENTS











                               RTIN Holdings, Inc.
                              Financial Statements
                            As of September 30, 2003


                               RTIN Holdings, Inc.
                            Condensed Balance Sheets
                     For The Year End December 31, 2002 and
                   Nine-Month Period Ended September 30, 2003

                                     ASSETS

Current Assets                           September 30, 2003      December 31, 2002

Certificate of Deposit                              640,000                924,000
Cash                                                528,379                 80,763
Inventory                                         1,613,956                187,223
Accounts Receivable                               1,577,047                126,466
Note Receivable - Current Portion                 1,423,317              1,309,021
Marketable Securities                             2,000,000                      0
Prepaid Expense                                       9,606                      0
Interest Income Acc                                  89,539                      0
                                                -----------            -----------
Total Current Assets                              7,881,845              2,627,473


Property & Equipment, at cost

Fixtures & Equipment                              1,113,776                 75,812
Vehicles                                              5,937                      0
Buildings & Leasehold Improvements                  131,493                  9,843
Accumulated Depreciation                           (369,104)               (16,086)
                                                -----------            -----------

Net Property & Equipment                            882,102                 69,519

Notes Receivable Less Current Portion               986,000              2,986,000
Non Marketable Securities                           341,376                      0
Allowance on Asset Impairment                      (300,000)                     0
Territories for Sale                              8,726,245                      0
Patents on Med Tech                                 500,000                      0
Accumulated Amortization                           (555,363)                     0
Deposits                                             86,260                  1,970
Cost of Technology                                  780,803              1,130,963
Research & Development                              572,259                      0
                                                -----------            -----------

Total Other Assets                               11,139,580              4,118,933

Total Assets                                     19,903,528              6,815,975


                               RTIN Holdings, Inc.
                            Condensed Balance Sheets
                     For The Year End December 31, 2002 and
                   Nine-Month Period Ended September 30, 2003

                              Liabilities & Equity

Current Liabilities                         September 30, 2003        December 31, 2002

Accounts Payable                                     2,653,729                  532,392
Accrued Expenses & Other Liabilities                 1,058,052                  821,842
Current Portion Notes Payable                          705,985                  579,234
Current Cap Lease Obligation                           145,350                        0
                                                   -----------              -----------

Total Current Liabilities                            4,563,116                1,933,468

Note Payable                                         1,072,568                        0
Cap Lease Obligations                                   53,156                        0
Deferred Rent                                            9,658                        0

Deferred Liabilities                                     9,658                        0


Total Long Term Liabilities                          1,135,382                        0

Total Liabilities                                    5,698,498                1,933,468


Stockholder's Equity (Deficit)
Common Stock                                           249,889                   98,185
Series A Preferred Stock                                     0                1,996,301
Additional Paid in Capital                          25,955,323               16,090,847
Retained Earnings - Prior                          (12,434,824)                       0
Retained Earnings - Current                          1,302,644              (12,434,824)
                                                                            -----------
Less 197,162 Treasury Shares @ Cost                   (868,002)                (868,002)
                                                   -----------              -----------
Total Shareholder's Equity                          14,205,030                4,882,507

Total Liabilities & Stockholder's Equity            19,903,528                6,815,975


                               RTIN Holdings, Inc.
                           Condensed Income Statements
                        For The Three Month Periods Ended
                    September 30, 2002 and September 30, 2003

                                                3 Months Ended        3 Months Ended
Revenue                                     September 30, 2003    September 30, 2002
Income - License Fees                                  891,667                20,000
Income - Royalty                                        27,690                     0
Income - Pharmacy                                    4,757,013               244,087
                                                    ----------            ----------
Total Revenue                                        5,676,370               264,087

Operating Costs & Expenses

Cost of Sales                                        3,167,902                81,633
General & Administrative Expenses                    1,391,092               346,711
Depreciation & Amortization                            162,550                85,050
                                                    ----------            ----------
Total Operating Costs & Expenses                     4,721,544               513,394

Non Operating (Income) Expense
Other Income                                           (41,748)             (501,242)
Interest Expense                                        82,304                68,500
Gain on Sale of Assets                                       0                     0
Interest Income                                              0                     0
Discontinued Operations                                      0                     0
Asset Impairment                                       726,000                     0
Gain on Asset Impairment                                     0                     0
                                                    ----------            ----------

Total Non Operating (Income) Expense                   766,556              (432,742)

Income Before Income Taxes                             188,270               183,435


Income Tax Benefit                                           0                     0

Net Gain (Loss)                                        188,270               183,435

Earnings Per Share
Weighted Average Outstanding                        $      .01            $      .02

                               RTIN Holdings, Inc.
                           Condensed Income Statements
                        For The Nine Month Periods Ended
                    September 30, 2002 and September 30, 2003

                             Statement of Operations

                                         9 Months Ended          9 Months Ended
Revenue                              September 30, 2003      September 30, 2002

Income - License Fees                         1,491,667            $ 5,799,000
Income - Rental                                       0            $    48,228
Income - Pharmacy                             7,942,765            $   351,637
Income - Royalty                                 47,994                      0
                                            -----------            -----------

Total Revenue                                 9,492,577            $ 6,198,865

Operating Costs & Expenses

Cost of Sales                                 5,249,953            $   147,919
General & Administrative Expenses             2,995,725            $ 1,258,498
Depreciation & Amortization                     394,593            $   224,100
                                            -----------            -----------

Total Operating Costs and Expenses            8,640,271            $ 1,630,517

Non Operating (Income) Expense
Other Income-Stock Requisition               (1,398,000)                     0
Asset Impairment                              1,026,000              1,500,000
Other Income                                    (48,875)           ($   62,157)
Interest Income                                (133,129)                     0
Interest Expense                                103,666            $   268,225
Discontinued Operations                               0            $   107,925
Gain on sale of Assets                                0            ($  345,655)
                                            -----------            -----------

Total Non Operating (Income) Expense           (450,338)           $ 1,468,338

Income Before Income Taxes                  $ 1,302,644            $ 3,100,010

Income Tax Benefit                                    0                      0

Net Gain                                    $ 1,302,644            $ 3,100,010

Earnings Per Share
Weighted Average Outstanding                $       .08            $       .34


                               RTIN HOLDINGS, INC.
                             STATEMENTS OF CASH FLOW
                        For The Nine Month Periods Ended
                    September 30, 2002 and September 30, 2003

                                                                         September 30, 2003       September 30, 2002
Cash Flows From Operating Activities
      Net Profit (Loss)                                                        $  1,302,644             $  3,100,010
      Adjustments to Reconcile Net Loss to Net Cash Used by
         Operating Activities
           Depreciation & Amortization                                         $    917,039             $    224,100
           Stock for Services                                                  $    119,340             $    229,316
      Changes in Operating Assets and Liabilities
           Decrease (Increase) in Inventories                                  ($ 1,426,733)            ($    35,901)
           (Increase) decrease in Accounts Receivable                          ($ 1,450,581)            $     84,224
           Increase (Decrease) in Accounts Payable                             $  2,121,337             $    326,689
           (Decrease) in notes due related parties                             ($   130,000)            $          0
            Increase in Deposits                                               ($    84,290)            $     12,970
            Increase in Prepaids                                               ($     9,606)                       0
           (Increase) in interest income accrual                               ($    89,539)            $          0
            Increase (Decrease) of asset impairment                            $    300,000             $          0
          (Increase) Decrease in Note Receivable                               $  1,885,704             ($ 3,558,000)
           Increase in Research & Development                                  ($   222,099)            $    323,904
           Increase (Decrease) in Accrued Expenses & Other Liabilities         $    444,374             ($   527,220)
                   Net Cash Used in Operating Activities                       $  2,374,948             ($ 2,919,918)

Cash Flows From Investing Activities
           Purchase of Property & Equipment                                    ($ 9,891,796)            ($    84,630)
           (Increase) in Marketable Securities                                 ($ 2,000,000)            $          0
            (Increase in Non-Marketable Securities                             ($   341,376)            $          0
           Purchase of Rights to Software                                      ($   500,000)            ($   462,050)
           Proceeds from Sale of Property & Equipment                                     0             $     25,000
           Change in assets of discontinued operations                         $          0

                   Net Cash Used in Investing Activities                       ($12,733,172)            ($   521,680)

Cash Flows From Financing Activities
           Change in Debt                                                      $  1,199,319             ($   512,000)
           Decrease in Cash Overdraft                                                     0             ($    28,182)
           Change in Contributed Capital                                                  0             ($   463,737)
                Change in Convertible Debentures                                          0             ($ 1,999,301)
           Change in Common Stock                                              $    151,704             $  1,109,047
           Change in Series A Preferred Stock                                  ($ 1,996,301)            $  1,996,920
            Additional Paid in Capital from Common Stock                       $  9,864,476             $          0
           Proceeds from issuance of Notes                                     $          0             $    233,500
                   Net Cash Provided by Financing Activities                   $  9,219,198             $    339,247

NET INCREASE (DECREASE) IN CASH                                                $    163,616             ($     2,341)
CASH  BEGINNING OF YEAR                                                        $  1,004,763             $      8,355
CASH AT END OF PERIOD                                                          $  1,168,379             $      6,014

                               RTIN Holdings, Inc.
                 Notes to Interim Condensed Financial Statements
                        For The Nine Month Periods Ended
                    September 30, 2002 and September 30, 2003

Note 1.  Basis of Presentation

         The condensed financial statements of RTIN Holdings, Inc. (the "Company") as of September 30, 2002 and September 30, 2003 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management; necessary to fairly state the operating results for the respective periods. However, these operating results are not necessarily indicative of the results expected for the full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principals have been omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the notes to the financial statements contained in the Form 10-KSB A-2 filed July 7, 2003. Company management believes that the disclosures are sufficient for interim financial reporting purposes.

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

         The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries Safe Med Systems, Inc. and Safescript Pharmacies, Inc. for the period ended September 30, 2003. The Company acquired MedEx and Pegasus on June 27, 2003 and therefore the statements of operations do not contain the revenue or expenses of MedEx and Pegasus for the period of January 1, 2003 through June 27, 2003. All significant intercompany balances and transactions have been eliminated in the consolidation.

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

         Concentrations of Credit Risk
         -----------------------------

         The Company places its cash in what it believes to be credit-worthy financial institutions. Cash balances may exceed FDIC insured levels at times during the year. As of September 30, 2003, $723,405 exceeded the FDIC insured limits represented by balances of $179,922 for the Company's wholly owned subsidiary Safescript Pharmacies, Inc., $3,483 for the Company and $540,000 in a certificate of deposit.

         The Company extends credit from time to time to others, generally on a short-time basis, in regard to the sale of license territory areas. The Company currently has extended credit to one company for the license rights to territory on the west coast of the U.S. Management has reviewed the credit worthiness of the major owner and investors of the Company and believes that the concentration of credit risk is adequately secured. The concentration of credit risk as of September 30, 2003 has been reduced from $3,186,000 at year end 2002 to $1,097,929 through the payments made to the Company by the west coast market partner and the conversion of $2,000,000 of the note receivable to convertible Series A Preferred stock of the market partner.

Note 4:  Acquisition

         The Company purchased 100% of the stock of Medex Systems, Inc. and Pegasus Pharmacy, Inc. on June 27, 2003. The acquisition was accounted for as a purchase as required by FASB #141. RTIN purchased the companies under the following terms: 1) $1,256,000 cash and 2) issuance of 1,250,000 restricted shares of its common stock. RTIN obtained the exclusive rights to thirty-four additional territories owned by Medex/Pegasus (these are in addition to the nine territories obtained by the Company in its prior settlement agreement with MedEx/Pegasus). However, seller has retained an interest in those territories and is entitled to receive 75% of the gross proceeds from any sale of those territories until he is paid $5,300,000 at which time he will release his interest in those territories. However, if purchaser does not sell any or enough territories to satisfy the $5,300,000 by the end of three years, interest will be paid on the balance at Wall Street prime; however, that rate will not exceed 7% or be less than 5%. No principal payments are ever due unless the territories are sold. Assets obtained were approximately $495,000 in accounts receivable and inventory, $400,000 in net fixed assets and $5,900,000 (includes liabilities assumed) for the territory, patent rights for the technology and goodwill.

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

                               RTIN Holdings, Inc.
                                    Pro Forma
                           Condensed Income Statements
                        For The Three Month Periods Ended
                    September 30, 2002 and September 30, 2003

                                           3 Months Ended        3 Months Ended
Revenue                                September 30, 2003    September 30, 2002

Income - License Fees                            891,667                 20,000
Revenue Write Down                                     0
Income - Pharmacy                              4,757,013              2,098,105
Income  - Royalties                               27,690                      0
                                              ----------             ----------

Total Revenue                                  5,676,370              2,118,105

Operating Costs & Expenses

Cost of Sales                                  3,167,902              1,440,913
General & Administrative Expenses              1,391,092              1,287,967
Depreciation & Amortization                      162,550                115,614
                                              ----------             ----------


Total Operating Costs & Expenses               4,721,544              2,844,493

Non Operating (Income) Expense
Other Income                                     (41,748)              (501,242)
Interest Expense                                  82,304                 68,500
Other Expense                                          0               (120,638)
Asset Impairment
                                                 726,000                      0

Total Non Operating Income  (Expense)
                                                 766,556               (553,380)

Income Before Income Taxes                       188,270               (173,008)


Income Tax Benefit                                     0                      0

Net Gain (Loss)                                  188,270               (173,008)

                               RTIN Holdings, Inc.
                                    Pro-Forma
                           Condensed Income Statements
                        For The Nine Month Periods Ended
                    September 30, 2002 and September 30, 2003

                             Statement of Operations

                                         9 Months Ended          9 Months Ended
Revenue                              September 30, 2003      September 30, 2002

Income - License Fees                         1,491,667            $  6,800,174
Income - Rental                                       0            $     48,228
Income - Pharmacy                             7,952,917            $  4,358,010
Income - Royalty                                 47,994            $          0
                                           ------------            ------------

Total Revenue                                 9,492,577            $ 11,206,412

Operating Costs & Expenses

Cost of Sales                                 5,249,953            $  3,053,026
General & Administrative Expenses             2,995,725            $  3,888,865
Depreciation & Amortization                     394,593            $    341,418
                                           ------------            ------------

Total Operating Costs and Expenses            8,640,271            $  7,283,309

Non Operating (Income) Expense

Other Expense                                        50                (277,168)
Other Income-Stock Requisition               (1,398,000)           $          0
Asset Impairment                              1,026,000            $  1,500,000
Other Income                                    (48,875)           $    (62,156)
Interest Income                                (133,129)           $          0
Interest Expense                                103,616            $    369,987
Discontinued Operations                               0            $    107,925
Gain on N.P. Refinance                                0            ($   345,655)
                                           ------------            ------------

Total Non Operating Income (Expense)           (450,338)           $  1,292,933

Income Before Income Taxes                    1,302,644            $  2,630,170

Income Tax Benefit                                    0            $          0

Net Gain                                      1,302,644            $  2,630,170


Note 5:  Accrued expenses and other liabilities

         Accrued  expenses and other  liabilities  at December 31, 2002 and June
         30, 2003, consist of the following:

                                        December 31, 2002      September 30, 2003
                                               ----------              ----------
   Accrued Interest Payable                    $   88,622              $  118,744
   Accrued Payroll and Related Taxes              733,220              $  596,907
   Sales Taxes Payable                                  0              $  248,179
                                                                       ----------
    Accrued General Expenses                            0              $   94,222
                                               ----------              ----------

Total                                             821,842               1,058,052
                                               ----------              ----------

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

         On July 11, 2003 Stan Swanson resigned as the Company's Chief Executive Officer and Chairman of the Board and was replaced by Curtis A. Swanson. Additionally, Mr. Swanson or his designee was granted the right to purchase the license rights for the Company's Safescript Pharmacy and SafeMed System's model in the Detroit, Michigan CMSA at prevailing market price from the Company. The base price of the market being the same as has previously been established by the Company for the sale of territory rights Mr. Swanson was granted extended payment terms for the "up front" license fee payment of $726,000 for a 22 unit license which is to be paid in a balloon installment on July 11, 2006. The balance of the license agreement terms inclusive of the payment of $20,000 for each unit licensed and 4% of gross sales are consistent with other license agreements entered into by the Company. In consideration for the above described severance package Mr. Swanson waived all rights due under the Employment Contract or any other agreements of any nature between Stan Swanson and the Company.

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

         On June 27, 2003 the executives of the Company converted their entire accrued and unpaid payroll due them from the Company to Common Stock of the Company. The result of the transaction was a reduction to accrued expenses of $527,973 and an increase to the outstanding Common Stock of 2,200,000. This conversion was made pursuant to the rights grant on May 6, 2002 and in accordance with the corporate governance provision requirements of the private placement of $2,100,000 described in the 8-K filed July 9, 2003.

Note 7:  Stockholders' equity (deficit)

         Common Stock
         ------------

         In connection with the acquisition of Medex Systems, Inc., and Pegasus Pharmacies, Inc., conversion of the accrued payroll described above as well as all of the Company's previously issued Series A Preferred stock and the private placement of an additional $2,100,000 of common stock and warrants of the Company the Company's outstanding shares increased by 15,172,925 during the 9 month period ending September 30, 2003 to 24,991,397.

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

              None

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

Results of Operations

         Comparison of Nine Months Ended September, 2002 and September 30, 2003

         Revenues. For the nine months ended September 30, 2003, the Company generated revenues of $7,942,765 from pharmacy operations, an increase of $7,591,128 compared to revenues from pharmacy operations in the same period of 2002 of $351,637. The increase in revenue is attributed to the June 27, 2003 acquisition of Medex Systems, Inc., and Pegasus Pharmacies, Inc., and increased sales volumes in the Company's Texas and Louisiana pharmacy operations. In addition, management believes that the revenue which will be generated through the future license fees charged on a per store basis and the revenue from the 4% of gross sales which is charged to each licensee for support will eventually offset if not exceed the license fee revenue generated by the up front license sales.

         Costs  and  Expenses.  Costs and  expenses  for the nine  months  ended
September 30, 2003 increased by $7,009,750 to $8,640,271 as compared to $1,630,517 for the corresponding period of 2002. This increase was due primarily to the increase in cost of goods sold attributed to the increase in pharmacy sales. This increase in cost of goods accounted for $5,102,034 of the increase. The balance of the increase in costs and expenses is primarily attributed to the legal and other acquisition and placement costs associated with the Company's recent MedEx and Pegasus acquisitions, the recently completed private placement, and other general and administrative expense associated with the development of the Company's business models.

         Net Profit and Loss. The Company had a net profit for the nine months ended September 30, 2003 of $1,302,644 compared to net profit of $3,100,010 for the corresponding nine months of 2002. This reduction in profit reflected an initial concentration in 2002 of license sales associated with the Company's market partner territorial purchases. Managements' primary focus in 2003 has been the increase in unit level pharmacy sales and integration of the MedEx and Pegasus acquisitions.

         Comparison of Three Months Ended September 30, 2001 and September 30, 2002

         Revenues. For the three months ended September 30, 2003, the Company generated revenues of $4,757,013 from pharmacy operations, an increase of $4,512,920 compared to revenues from pharmacy operations in the same period of 2002 of $244,087. The increase in revenue is due to the increased sales volumes in the Company's pharmacy operations.

         Costs and Expenses. Costs and expenses for the three months ended September 30, 2003 increased by $4,208,150 to $4,721,544 as compared to $513,394 for the corresponding period of 2002. Again, this increase was due to primarily to the increase in cost of goods sold attributed to the increase in pharmacy sales. This increase in cost of goods accounted for $3,086,269 of the increase. Once again, the balance of the increase in costs and expenses for the period was primarily attributed to the legal and other acquisition and placement costs associated with the Company's recent MedEx and Pegasus acquisitions, the recently completed private placement, and other general and administrative expense associated with the development of the Company's business models.

         Net Profit and Loss. The Company had a net profit for the three months ended September 30, 2003 of $188,270 compared to a gain of $183,435 for the corresponding three months of 2002. The net profit for this 3 month period was primarily the result of pharmacy operations.


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

Subsequent Events

None

                           PART II - OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES

Common Stock
------------

         In connection with the conversion of the accrued payroll described in related party transactions (Note 6 to accompanying financial statements) as well as all of the conversion of the Company's previously issued Series A Preferred stock and the private placement of an additional $2,100,000 of common stock and warrants of the Company the Company's outstanding shares increased by 15,172,925 during the 9 month period ending September 30, 2003 to 24,991,397.

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



Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Solicitation of Written Consents in Lieu of Meeting dated October 17, 2003 submitted to shareholders of record as of October 13, 2003.

                     SOLICITATION BY THE BOARD OF DIRECTORS

         The written consent furnished to the shareholders by the Board of Directors of RTIN Holdings, Inc. (the "Company").

         The written consent is being solicited to obtain the approval by a majority of the shareholders of the Company to amend the Company's Articles of Incorporation to (the "Amendment"):

1. Increase the authorized capital from 35,000,000 shares consisting of 25,000,000 shares of Common Stock, $.01 par value per share, and 10,000,000 shares of Preferred Stock, $.10 par value per share, to 60,000,000 shares consisting of 50,000,000 shares of Common Stock, $.01 par value per share, and 10,000,000 shares of Preferred Stock, $.10 par value per share.

2. To change the name of the Company from RTIN Holdings, Inc. to Safescript Pharmacies, Inc.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

         (a) Hereafter set forth as an exhibit to the Form 10-QSB of RTIN Holdings, Inc. is the following exhibit: None

         (b) Current Reports on Form 8-K:

                  The Company filed the following reports on Form 8-K during the quarter ended September 30, 2003:

                  Form 8-K dated July 7, 2003 announced a change of control regarding Laurence I. Solow and Barron Partners LP under Item 1., the acquisition of Medex Systems, Inc., and Pegasus Pharmacy, Inc., under Item 2., the settlement of litigation under Item 5. A Stock Purchase Agreement, Conversion Commitment Agreement, Subscription Agreement, Form of Series A Warrant, Form of Series B Warrant, Form of Series C Warrant, Press release regarding settlement of litigation, Press release regarding private placement, and a Press release announcing the acquisition of Medex Systems, Inc., and Pegasus Pharmacy, Inc., were included as exhibits.

                  Form 8-K dated August 26, 2003 announced private placement completion form One Million Five Hundred Thousand Dollars ($1,500,000).


                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   RTIN Holdings, Inc.
                                   (Registrant)

Date:    November 19, 2003         By:  /s/ Curtis A. Swanson
                                      Curtis A. Swanson, Chief Executive Officer
                                      (Duly Authorized Signatory)

Date:    November 19, 2003         By:  /s/ Steve Cavender
                                      Steve Cavender, Senior Accounting Officer
                                      (Duly Authorized Signatory)